Form 10-K
period 1998-03-31
TRIDENT AUTOMOTIVE PLC
filed 1998-07-29
CIK 1053616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

                    -----------------------------------------
   Special Financial Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 1998


The Registrant's Registration Statement on Form F-4 (Registration Number 333-
8234) became effective on May 19, 1998 and did not contain certified financial statements of the Registrant for the period from December 31, 1997 to March 31, 1998. This special financial report is filed pursuant to Rule 15d-2 and contains only financial statements for the period ended March 31, 1998.

                         Commission File Number 333-8234
                                                --------

                             TRIDENT AUTOMOTIVE PLC
             (Exact name of Registrant as specified in its charter)


            ENGLAND                           6719                    NONE
 (State or other jurisdiction      (Primary Standard Industrial  (IRS Employer
of Incorporation or organization)   Classification Code Number)  Identification
                                                                     Number)

47000 LIBERTY DRIVE
  WIXOM, MICHIGAN                                                48393
(Address of Principal                                         (Zip Code)
Executive Offices)

        Registrants telephone number, including area code: (248) 960-6300

                    -----------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                    -----------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the outstanding capital stock of the Registrant is held by Dura Automotive Systems (UK) Limited.

As of June 30, 1998, the Registrant had 50,000 Ordinary Shares of L1 each and 17,000,000 Ordinary Shares of $1 each outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This annual report on Form 10 - K for the fiscal year ended March 31, 1998 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 and contains only certified financial statements as required by Rule 15d-2 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933 which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full year), then the registrant shall, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be Rule 15d-2 further provides that such special financial report is to be field under the cover of the facing sheet appropriate for the annual report of the registrant. Trident Automotive plc's Registration Statement on From F-4 referenced above did not contain the certified financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, these statements are being filed with the Securities and Exchange Commission under cover of the facing page of an Annual Report on Form 10 - K.

PART II

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations compares the pro forma fiscal year ended March 31, 1998 of Trident Automotive plc (the "Company") to the historical fiscal year ended March 31, 1997of the Automotive Group of FKI plc ("FKI"). The pro forma period is made up of the historical period under FKI ownership, from April 1, 1997 to December 12, 1997 combined with the results of the Company for the period December 13, 1997 to March 31, 1998. See Note 1 to the Consolidated Financial Statements for information relating to the acquisition of the net assets of the FKI Automotive Group on December 12, 1997 and the subsequent acquisition of the Company by Dura Automotive Systems (UK) Ltd. on April 30, 1998.

RESULTS OF OPERATIONS

PRO FORMA TWELVE MONTHS ENDED MARCH 31, 1998 COMPARED TO HISTORICAL TWELVE MONTHS ENDED MARCH 31, 1997

     SALES. Consolidated net sales decreased slightly by $0.4 million, for the twelve months ended March 31, 1998 to $297.5 million from $297.9 million for the twelve months ending March 31, 1997. International net sales for the same period increased $1.0 million. Sales for this period increased $12.9 million as a result of new contracts and $18.5 million because of increased unit sales under existing contracts, of which $3.2 million and $10.2 million, respectively, were from international operations. Net sales of subsidiaries, classified under the Company's Notes as Restricted Subsidiaries, for the 1998 fiscal year were approximately 80% of total consolidated net sales, an increase of approximately 3% over the previous year.

     New contracts included parking brake cable assembles for General Motors and clutch cable assemblies for Peugeot, door handle assemblies for the Honda LS and the manual and automatic transmission shift cables for the new Mercedes A Class vehicle. Unit volume increases from existing contracts resulted from (i) the effect of a full twelve months of sales of manual transmission shift cable assemblies for the Ford Mondeo, (ii) unit volume increases from lighting products on the Toyota Camry and (iii) speedometer cables for the European market. Offsetting these increases were sales reductions (of which $2.0 million were attributable to the Company's international operations) attributable to a decline in Chrysler forward lighting sales, a volume reduction in parking brake cable assemblies and phasing out of the Honda CY door handle assemblies. Unfavorable foreign currency fluctuations reduced sales a further $9.5 million.

     GROSS PROFIT. Total gross profit decreased $1.6 million for the twelve months ended March 31, 1998 to $49.5 million from $51.1 million for the twelve months ending March 31, 1997. Margin improvements in the North American brake cable and European cable operations, principally attributable to a reduction in labor expenses, improved manufacturing efficiencies and volume increases, were offset by start up costs incurred at the Kentwood facility during the most recent six months, on two Tier II painting contracts and one Tier I door handle contract, and production problems at the Blytheville cable facility. A review is in process at the Kentwood facility to identify corrective actions and a decision has been made, subsequent to March 31, 1998, to close the Blytheville facility. Closure of this facility is not expected to have a significant effect on Trident's financial position or results of operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the twelve months ended March 31, 1998 increased $1.8 million. This increase is due to start up costs associated with the acquisition of FKI plc's Automotive Group, amortization of intangibles recorded in connection with that transaction and increased spending incurred in connection with Trident's QS-9000 certification program.

TWELVE MONTHS ENDED MARCH 31, 1997 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
1996

     SALES. Net sales increased $9.8 million, or 3.4%, to $297.9 million in fiscal 1997 from $288.1 million in fiscal 1996. International operations' net sales increased $3.7 million, or 2.7%, to $141.9 million in fiscal 1997 from $138.2 million in fiscal 1996. Net sales increased $28.7 million as a result of new contracts totaling $11.9 million (of which $7.3 million was from international operations) and increased sales under existing contracts totaling $16.8 million (of which $3.4 million was from international operations). The new contracts included manual transmission shift cable assemblies for the Ford Mondeo, clutch and parking brake cable assemblies for Peugeot and parking brake cable assemblies for Ford's North American light truck line. Volume increases resulted from (i) the full year effect of sales of parking brake cable assemblies for the Ford Taurus and Mercury Sable, accelerator cable assemblies for General Motor's recreational vehicles and body-to-frame safety cable assemblies for Ford's North American truck line and (ii) volume increases of parking brake cable assemblies, forward lighting products for Chrysler Neon and LH Series, rear lighting products for Toyota and door handle assemblies for Honda. Offsetting these increases were sales reductions of $14.9 million (of which $3.0 million was from international operations) including $13.4 million in sales from expiring lighting contracts for the Chrysler N-Truck and the loss of Ford production in Brazil as a result of Ford's decision to move production to Argentina. Sales were further reduced by $4.0 million due to unfavorable foreign currency fluctuations.

     GROSS PROFIT. Gross profit increased by $2.1 million as a result of volume increases in fiscal 1997 to $51.1 million from $49.0 million in fiscal 1996, representing a nominal increase to 17.1% in fiscal 1997 from 17.0% in fiscal 1996. Gross profits for international operations remained flat for the two fiscal years at $24.9 million. Gross profits were adversely affected by increases in depreciation charges and start-up costs associated with the manual transmission shift cable assemblies program for the Ford Mondeo and new accelerator cable assemblies programs for General Motors in North America.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $3.4 million to $31.7 million in fiscal 1997 from $35.1 million in fiscal 1996. Included in selling, general and administrative expenses in fiscal 1996 were $3.4 million in expenses associated with an adverse judgment from a product liability suit. In addition, tooling recoveries, net of deferred tooling costs, were slightly favorable. Reimbursable tooling decreased significantly during fiscal 1997 as compared to fiscal 1996, as tooling contracts related primarily to lighting and door handle products were completed and reimbursed by customers.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES.   Net cash provided by operating activities was $6.2
million for the period from inception to March 31, 1998.

     INVESTING AND FINANCING. On March 31, 1998, the Company had indebtedness of $127.8 million, consisting of $75.0 million of Senior Subordinated Notes and $52.8 million of indebtedness under the credit facility.

     The Company's credit facility provides for borrowing of up to $105.0 million, consisting of (i) a $50.0 million term loan which has scheduled repayments beginning in March, 1999 and a final maturity in 2003, (ii) a $25.0 million revolving credit facility with a final maturity in 2003 and (iii) a $30.0 million acquisition facility, the unused portion of which expires on the December 12, 2000, with all drawn amounts subject to scheduled repayments beginning thereafter and a final maturity in 2003. The Company has utilized the entire term loan and had $2.8 million in borrowings under its revolving credit facility at March 31, 1998. The revolving credit facility is used to fund working capital and for general corporate purposes. The acquisition facility may be drawn in the event that the Company makes acquisitions for cash consideration. The credit facility is secured by all assets of the Company and certain of its subsidiaries and contains restrictive covenants which limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens and other encumbrances, make certain payments and investments, sell or otherwise dispose of assets or merge or consolidate with another entity. In addition, the credit facility also requires maintenance of certain financial ratios. See Note 6 to the Consolidated Financial Statements for a further description of this facility.

     The Senior Subordinated Notes ("Notes") bear interest at 10% and are due December 15, 2005. Interest is payable semi-annually on June 15th and December 15th. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the company. The indenture restricts, among other things, the ability of the Company and its Restricted Subsidiaries to incur additional indebtedness, sell preferred stock and pay dividends. The Company's payment obligations under the Notes are jointly and severally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries (collectively the "Guarantors"). There are currently no restrictions on the ability of the Guarantors to make distributions to the Company. See Note 6 to the Consolidated Financial Statements for a further description of the indenture.

     The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures and product development expense will depend on its future performance, which, to a certain extent, is subject to general economic, financial and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Company's credit facility, will be adequate to meet liquidity needs for several years. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. Trident may need to refinance all or a portion of its indebtedness on or prior to maturity. There can be no assurance, however, that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



(a) Index to Financial Statements filed as part of this 10-K


                           PERIOD ENDED MARCH 31, 1998                  Page

     Report of Independent Public Accountants .......................    6

     Consolidated Balance Sheet as of March 31, 1998 ................    7

     Consolidated Statement of Operations for the period from
     inception (September 19, 1997) to March 31, 1998 ...............    8

     Consolidated Statement of Shareholders' Equity for
     the period from inception (September 19, 1997) to
     March 31, 1998 .................................................    9

     Consolidated Statement of Cash Flows for the period from
     inception (September 19, 1997) to March 31, 1998 ...............   10

     Notes to Consolidated Financial Statements .....................   11

                 PERIODS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     Reports of Predecessor Company Independent Public Accountants ..   27 - 28

     Statement of Net Assets to be Sold as of March 31, 1997 ........   29

     Statements of Operations to be Sold ............................   30

     Statements of Cash Flows from Operations to be Sold ............   31

     Notes to Statements of Net Assets and Operations to be Sold ....   32


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K not applicable to this filing.

(c) Exhibits
    23.1  Consent of Arthur Andersen LLP for Trident Automotive plc.
    23.2  Consent of Arthur Andersen LLP for FKI Automotive Group.
    27.1  Financial Data Schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Trident Automotive plc:

We have audited the accompanying consolidated balance sheet of Trident Automotive plc (a company registered under the laws of England) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from inception (September 19, 1997) to March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trident Automotive plc and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the period from inception (September 19, 1997) to March 31, 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Grand Rapids, Michigan,
     May 22, 1998.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

CURRENT ASSETS:
     Cash and cash equivalents                                                    $  11,415
     Accounts receivable, less allowance for doubtful
          accounts of $1,745                                                         48,875
     Inventories                                                                     18,798
     Other current assets                                                            10,526
                                                                                  ---------
         Total current assets                                                        89,614
                                                                                  ---------
OTHER ASSETS:
     Property and equipment, net                                                     64,873
     Goodwill                                                                        88,945
     Deferred financing costs                                                         6,426
     Other assets                                                                     8,972
                                                                                  ---------
         Total assets                                                             $ 258,830
                                                                                  ---------
                                                                                  ---------
CURRENT LIABILITIES:
     Current portion of long-term debt                                            $   1,500
     Accounts payable                                                                37,018
     Accrued expenses                                                                28,570
                                                                                  ---------
         Total current liabilities                                                   67,088
                                                                                  ---------

NONCURRENT LIABILITIES:
     Long-term debt, less current portion above                                     126,300
     Accrued pension and other postretirement liabilities                            12,891
     Other noncurrent liabilities                                                    11,536
                                                                                  ---------
         Total liabilities                                                          217,815
                                                                                  ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY COMPANY                                              1,170
                                                                                  ---------
REDEEMABLE U.S. DOLLAR ORDINARY SHARES;
     $1.00 par value; 296,000 shares issued and
     outstanding; valued at redemption value                                            740
                                                                                  ---------

SHAREHOLDERS' EQUITY:
     Common-
          Sterling ordinary shares; $1.70 par value;
          50,000 shares issued and outstanding                                           85
          U.S. Dollar ordinary shares; $1.00 par value;
          25,000,000 shares authorized; 16,704,000
          shares issued and outstanding                                              16,704
     Additional paid-in-capital                                                      23,556
     Retained earnings                                                                  123
     Cumulative translation adjustment                                               (1,363)
                                                                                  ---------
         Total shareholders' equity                                                  39,105

                                                                                  ---------
         Total liabilities and shareholders' equity                               $ 258,830
                                                                                  ---------
                                                                                  ---------

 The accompanying notes are an integral part of this consolidated balance sheet

                    TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19, 1997) TO MARCH 31, 1998
                                 (IN THOUSANDS)



Net sales                                                                         $  86,342

Cost of sales                                                                        71,295
                                                                                  ---------
        Gross profit                                                                 15,047

Selling and distribution expenses                                                     2,634

General and administrative expenses                                                   7,000
                                                                                  ---------
        Operating income                                                              5,413

Interest expense                                                                      4,092

Interest income                                                                        (205)

Unrealized exchange loss                                                                922

Other income                                                                            (24)
                                                                                  ---------
        Income  before provision for income taxes                                       628

Provision for income taxes                                                              505
                                                                                  ---------

        Net income                                                                $     123
                                                                                  ---------
                                                                                  ---------

   The accompanying notes are an integral part of this consolidated statement.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19, 1997) TO MARCH 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                              Common Stock
                               ---------------------------------------------
                               Sterling              U.S. Dollar                Additional             Cumulative        Total
                               Ordinary               Ordinary                   Paid-in-    Retained  Translation   Shareholders'
                                Shares    Dollars      Shares        Dollars      Capital    Earnings  Adjustment       Equity
                               --------   -------    -----------     -------    ----------   --------  -----------   -------------
Initial capitalization of
    Trident Automotive plc      50,000    $  85            -          $ -          $ -        $  -        $ -          $     85

Issuance of U.S. Dollar
    ordinary shares               -          -       16,704,000       16,704       23,556        -          -            40,260


Net income                        -          -             -            -            -          123         -               123

Change in cumulative
    translation adjustment        -          -             -            -            -           -        (1,363)        (1,363)
                                ------    -----      ----------      -------      -------      ----      -------       --------

Balance at March 31, 1998       50,000    $  85      16,704,000      $16,704      $23,556      $123      $(1,363)      $ 39,105
                                ------    -----      ----------      -------      -------      ----      -------       --------
                                ------    -----      ----------      -------      -------      ----      -------       --------


   The accompanying notes are an integral part of this consolidated statement.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19,1997) TO MARCH 31, 1998
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $     123
          Adjustments to reconcile net income to net
              cash provided by operating activities-
                 Depreciation and amortizati                                          3,547
                 Unrealized exchange loss                                               922
                 Minority interests                                                     (24)
          Decrease (increase) in assets:
              Accounts receivable                                                     1,806
               Inventories                                                            2,052
              Other current assets                                                   (2,658)
              Other assets                                                             (938)
        (Decrease) increase in liabilities:
              Accounts payable                                                        9,231
              Accrued expenses                                                      (10,915)
              Other noncurrent liabilities                                            3,068
                                                                                  ---------
         Net cash provided by operating activities                                    6,214
                                                                                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Predecessor, net of cash acquired                                 (155,490)
     Purchase of property and equipment                                              (7,810)
     Proceeds from sale of property and equipment                                        24
                                                                                  ---------
         Net cash used in investing activities                                     (163,276)
                                                                                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                       125,000
     Proceeds from borrowings on revolving credit facility                            7,763
     Payments on revolving credit facility                                           (4,963)
     Receipt of capital from Investor Group                                          42,585
     Equity fees paid to affiliates of Investor Group                                (1,500)
                                                                                  ---------
         Net cash provided by financing activities                                  168,885
                                                                                  ---------
         Effect of exchange rate changes on cash                                       (408)
                                                                                  ---------
         Net increase in cash and cash equivalents                                   11,415

CASH AND CASH EQUIVALENTS, beginning of period                                         -
                                                                                  ---------
CASH AND CASH EQUIVALENTS, end of period                                          $  11,415
                                                                                  ---------
                                                                                  ---------


   The accompanying notes are an integral part of this consolidated statement.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

     On April 30, 1998, Trident Automotive plc (the "Company") was acquired by
       Dura Automotive systems (UK), Ltd. ("Dura Ltd"), a wholly-owned subsidiary of Dura Automotive Systems, Inc. ("Dura") (the "Dura Acquisiton"). See notes 6 and 11 for information related to this transaction.

     The accompanying consolidated financial statements include the accounts of the Company, a public limited company organized under the laws of England, and its majority-owned subsidiaries. The Company and its subsidiaries were formed on September 19, 1997 to acquire the net assets of the FKI Automotive Group (the "FKI Acquisition") from FKI plc ("FKI"). On December 12, 1997, the Company completed the FKI Acquisition at a cost of approximately $162.2 million plus fees and expenses of approximately $13.8 million. The FKI Acquisition was financed through the issuance of $75.0 million of 10% Senior Subordinated Notes due 2005, $42.6 million in equity contributions from an investor group and borrowings under the Company's new $105.0 million secured credit facility (the "New Credit Facility"). Two affiliates of one of the investors received fees totaling $0.6 million each for assistance in financing the transaction. In addition, certain affiliates of the investor group received private equity fees totalling $1.5 million and the Company paid an affiliate of one of the investors $0.9 million for advisory services related to the acquisition.

     The Company designs and manufactures cable assemblies for the global automotive industry. Cable assemblies are sold primarily to original equipment manufacturers ("OEMs"). The Company also designs and manufactures lighting products and door handle assemblies which are sold to automotive OEM's and automotive suppliers in the United States and Canada. The Company has eight design and manufacturing facilities in the United States, Canada, the United Kingdom, France, Germany and Brazil. Accounting records are maintained in local currencies and converted to U.S. dollars in accordance with United States Generally Accepted Accounting Principles. The Company is a holding company, with a fiscal year end of March 31, that conducts all of its operations through its subsidiaries. Accordingly, the Company is dependent on the cash flows of its subsidiaries in order to meet debt service obligations.

     The FKI Acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated based on the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed was approximately $159.8 million and $87.2 million, respectively. The balance of the purchase price, approximately $89.6 million, was recorded as goodwill. This allocation was based upon available information and assumptions that management considers reasonable under the circumstances and is subject to adjustment based on further analysis by management and on formal appraisals not yet available. Management believes that the final allocation of the purchase price will not materially differ from the March 31, 1998 allocation. Assumed liabilites include approximately $3.2 million for costs associated with the consolidation of certain facilities and approximately $3.0 million for severance costs as of March 31, 1998. Through March 31, 1998, approximately $0.2 million was charged to such reserves.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY- (Continued):

     The following is unaudited pro forma financial information for the fiscal year ended March 31, 1998 as if the FKI Acquisition had been completed at the beginning of the year (in thousands):

                                                     Year Ended
                                                   March 31, 1998
                                                   --------------
                Net sales                             $283,538
                Operating income                       14,526
                Net loss                                (442)

     The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if the FKI Acquisition had occurred at such date or to project the Company's future results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Trident Automotive plc and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

     USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION AND SALES COMMITMENTS--The Company recognizes revenue as its products are shipped to its customers. The Company enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by the Company, fulfillment of the customers' purchasing requirements is generally the obligation of the Company for the entire production life of the vehicle, generally with terms of up to five years. In certain instances, the Company may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the cost to produce such product. In such situations, the Company records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable.

     CASH EQUIVALENTS--Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

     INVENTORIES--Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. At March 31, 1998, inventories consisted of the following (in thousands):

                Finished products                              $ 4,158
                Work-in-process                                  6,755
                Raw materials                                    7,885
                                                               -------
                                                               $18,798
                                                               -------
                                                               -------

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     OTHER CURRENT ASSETS--Other current assets consisted of the following at March 31, 1998 (in thousands):

                Deferred income taxes                          $   4,885
                Prepaid expenses                                   2,491
                Other                                              3,150
                                                               ---------
                                                               $  10,526
                                                               ---------
                                                               ---------

     The Company designs and manufactures or purchases tooling for products sold to its automotive customers. Excess costs over billings on uncompleted tooling projects represent costs incurred by the Company in excess of costs billed to the customer in the production of customer-owned tooling to be used by the Company in the manufacture of its products. The Company receives a specific purchase order for this tooling and is reimbursed by the customer within one operating cycle. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently. Certain tooling and design costs related to previously proven product designs are reimbursed by the Company's customers as the related product is sold through an incremental increase in each product's unit selling price. Such costs are capitalized and amortized using the unit of production method over the life of the related tool. Amounts capitalized and included in other current assets was $.7 million at March 31, 1998. If the Company forecasts that the amount of capitalized tooling and design costs exceeds the amount to be realized through the sale of the product, a loss is recognized currently. Research and development and start-up costs, which are not material, are expensed as incurred.

     PROPERTY AND EQUIPMENT--Property and equipment is recorded at historical or acquired cost and is depreciated over the estimated useful lives of the assets utilizing the straight-line method, generally as follows: land improvements, 10 to 15 years; buildings, 30 years; machinery and equipment, 5 to 15 years. Equipment, which is dedicated to a specific contract is depreciated over the life of that contract. At March 31, 1998, property and equipment consisted of the following (in thousands):

                Land and land improvements                     $   3,378
                Buildings                                         13,130
                Machinery and equipment                           45,613
                Construction in progress                           4,988
                                                               ---------
                                                                  67,109
                Less- Accumulated depreciation                    (2,236)
                                                               ---------
                Property and equipment, net                    $  64,873
                                                               ---------
                                                               ---------

     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements that extend the useful life of an item are capitalized and depreciated. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

     INCOME TAXES--The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax bases of assets and liabilities using currently enacted tax rates. The Company does not provide for deferred taxes on its net investment in foreign subsidiaries as it is essentially permanent in nature.

     GOODWILL--Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized on a straight-line basis over 40 years. The Company periodically evaluates whether events and circumstances have occurred which may affect the recoverability of the remaining balance of its goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of the assets, the Company would recognize an impairment loss.

     FOREIGN CURRENCY TRANSLATION--In accordance with Statement of Financial
       Accounting Standards (SFAS) No. 52, substantially all assets and liabilities of the Company's foreign subsidiaries are translated at the year-end exchange rates; income and expenses are translated at the average exchange rates prevailing during the period. Translation gains and losses are accumulated as a separate component of shareholders' equity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of the Company's Senior
       Debt Credit Facility and Senior Subordinated Notes is estimated based on current rates offered to the Company for debt of the same remaining maturities and on quoted market rates, respectively. The estimated fair value of the Company's Senior Debt Credit Facility approximates carrying value. Based on quoted market prices, the estimated fair market value of the Senior Subordinated Notes is approximately $78 million as of March 31, 1998.

     ENVIRONMENTAL EXPENDITURES--Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenues are expensed as incurred.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--During June 1997, the Financial
       Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and diplay in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company will adopt SFAS No. 130 in fiscal 1999 and anticipates this statement will not have a material effect on the financial statements.

     SUPPLEMENTAL CASH FLOW INFORMATION--The Company paid cash in the following amounts relating to interest and taxes for the period from inception (September 19, 1997) to March 31, 1998 (in thousands):

                Taxes                                          $     510
                Interest                                           1,546

                    TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACCRUED EXPENSES:

     Accrued expenses as of March 31, 1998 consisted of the following (in thousands):

                Accrued compensation                           $   9,737
                Accrued income taxes                               3,695
                Accrued taxes other than income taxes              2,721
                Accrued interest                                   2,271
                Accrued professional fees                          3,332
                Other                                              6,814
                                                               ---------
                                                               $  28,570
                                                               ---------
                                                               ---------


NOTE 4 - COMMITMENTS AND CONTINGENCIES:

     The Company is a defendant in various lawsuits, including a dispute with a minority shareholder in the Company's Brazilian subsidiary, and environmental proceedings that have arisen in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has noncancellable operating leases for its corporate headquarters, certain manufacturing locations and various machinery and equipment. The future minimum rental payments required under such leases are as follows (in thousands):

                Fiscal Year Ending March 31,
                ----------------------------
                1999                                           $   2,464
                2000                                               2,053
                2001                                               1,812
                2002                                               1,724
                2003                                               1,711
                Thereafter                                         3,538
                                                               ---------
                                                               $  13,302
                                                               ---------
                                                               ---------

     Total rental expense for the period from inception (September 19, 1997) to March 31, 1998 was approximately $.6 million.

     Asof March 31, 1998, the Company has unconditional agreements to purchase approximately $4.4 million and $4.5 milion in raw materials and equipment, respectively, expiring during the fiscal year ending March 31, 1999.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - TAXES ON INCOME:

     Income before provision for income taxes is comprised of the following (in thousands):

                U.S.                                               $     295
                Foreign                                                  333
                                                                   ---------
                          Total                                    $     628
                                                                   ---------
                                                                   ---------

     The provision for income taxes in the accompanying consolidated statement of operations consisted of the following (in thousands):

                Currently payable:
                     U.S. state and federal                        $   2,580
                     Foreign                                             790
                Deferred:
                     U.S state and federal                            (2,390)
                     Foreign                                            (475)
                               Total
                                                                   ---------
                                                                   $     505
                                                                   ---------
                                                                   ---------

     The Company's effective tax rate differs from the U.S. statutory rate of 35% as follows (in thousands):

                Federal income taxes at the U.S. statutory rate       $ 220
                State income taxes, net of federal benefits              15
                Foreign losses not benefited                            155
                Book expenses not deductible for tax purposes,
                   primarily goodwill amortization                      115
                                                                      -----
                                                                      $ 505
                                                                       -----
                                                                       -----

     The components of the net deferred tax asset are as follows (in thousands):

                Current deferred tax asset:
                    Inventory                                      $   1,503
                    Accruals                                           2,894
                    Other                                                488
                                                                   ---------
                                                                   $   4,885
                                                                   =========

                Long-term deferred tax asset:
                    Accruals                                       $   3,281
                    Other                                                (49)
                                                                   ---------
                                                                   $   3,232
                                                                   ---------
                                                                   ---------

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM DEBT:

     Long-term debt as of March 31, 1998 consisted of the following (in thousands):
     Senior Debt:
       New Credit Facility term loan refinanced subsequent
        to yearend (see below)                                                            $  50,000

       New Credit Facility revolving loan refinanced subsequent to yearend (see below)        2,800

     Subordinated Debt:
        Senior Subordinated Notes due December 15, 2005, interest payable
         semi-annually on June 15 and December 15 at a 10% annual rate                       75,000
                                                                                          ---------
                                                                                            127,800
     Less- current maturities                                                                 1,500
                                                                                          ---------
                                                                                           $126,300
                                                                                          ---------
                                                                                          ---------

The effective rate of interest on the New Credit Facility term loan and revolving loan was 7.9% and 9.5% as of March 31, 1998, respectively.

     Principal maturities of long-term debt as of March 31, 1998 are as follows
      (in thousands):

             Fiscal Year Ending March 31,
             ----------------------------
             1999                               $   1,500
             2000                                   8,000
             2001                                  10,500
             2002                                  12,000
             2003                                  14,000
             Thereafter                            81,800
                                                ---------
                                                $ 127,800
                                                ---------
                                                ---------

     The Company's payment obligations under the Notes are jointly and severally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries (collectively, the "Guarantors"). The guarantees are subordinated to the guarantees of Senior Indebtedness (as defined in the Indenture governing the Notes (the "Indenture")) issued by the Guarantors.

     Prior to December 15, 2001, the Notes will be redeemable at the Company's option subject to certain call premiums, as defined in the Indenture. Thereafter, the Notes will be subject to redemption from time to time, at the option of the Company, in whole or in part, at certain specified redemption prices, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture) thereon (if any) to the redemption date.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG TERM DEBT (Continued):

     Concurrently with the FKI Acquisition, the Company and certain other subsidiaries of the Company entered into the New Credit Facility, which was repaid and replaced with a replacement credit facility (the "Replacement Credit Facility") at the Dura Acquisition (see note 11).

     Concurrently with the Dura Acquistion, the Company and certain of its subsidiaries entered into the Replacement Credit Facility. Pursuant to the Replacement Credit Facility, certain lenders provided a credit facility that made available loans, letters of credit and commitments to Dura and its subsidiaries, including the Company and its subsidiaries. In order to comply with the terms of the Indenture, the lenders provided two different sub- facilities under the Replacement Credit Facility; one sub-facility (the "Trident Sub-Facility") was made available to the Company and certain of its subsidiaries and the other sub-facility (the "Dura Sub-Facility") was made available to Dura and its subsidiaries (other than the Company and its subsidiaries). Pursuant to the terms of the Replacement Credit Facility, Dura and certain of its subsidiaries (other than the Company and its subsidiaries) will provide guarantees and collateral to support obligations owing under the Trident Sub-Facility; but, so long as the Notes issued under the Indenture remain outstanding, none of the Company or any of its subsidiaries will provide any support for obligations owing under the Dura Sub-Facility. However, the two sub-facilities do not generally have separate representations, warranties, covenants or events of default. Therefore, any event of default relating to the Dura Sub-Facility will cause an event of default under the Trident Sub-Facility.

     Pursuant to the Trident Sub-Facility, the lenders provided (i) a Term Loan to the Company in the aggregate principal amount of $50 million payable in quarterly installments beginning March 1999 through April 2003, (ii) a Revolving Credit and Letter of Credit Facility to the Company and certain of its subsidiaries under which up to $25 million of loans and letters of credit in the aggregate will from time to time be made available in various currencies for working capital and general corporate purposes of the Company and its subsidiaries maturing in April 2003 and (iii) an acquisition loan facility to the Company under which up to $30 million in loans will from time to time prior to April 28, 2000 be available in various currencies to finance business acquisitions of the Company and its subsidiaries maturing in April 2003 payable in quarterly installments beginning March 2000 and maturing in April 2003.

     Funds were drawn under the Trident Sub-Facility to refinance all amounts owing under the New Credit Facility, which was terminated at the closing of the Dura Acquisition. Loans under the Trident Sub-Facility can be made in various currencies at the option of the Company. Each such loan will bear interest at an applicable base rate, depending on the lending currency, plus an applicable margin, as defined in the Replacment Credit Facility agreement.

     The Replacement Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur gaurantee obligations, repay other indebtedness or amend other debt instruments, pay dividends, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with subsidiaries and affiliates and otherwise restrict corporate activities. In addition, the Replacement Credit Facility also requires Dura to maintain certain financial ratios, as defined in the Replacement Credit Agreement. Failure of Dura or any of its subsidiaries to comply with any of these covenants may cause an Event of Default under the Trident Sub-Facility.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RETIREMENT BENEFITS:

     DEFINED BENEFIT PLANS--Prior to the FKI Acquisition, employees participated in FKI sponsored noncontributory defined benefit pension plans which covered substantially all employees in the United States, the United Kingdom and Canada. The plans provided benefits based on years of service and compensation or stated amounts for years of service. In connection with the FKI Acquisition, the Company established new defined benefit pension plans that provide benefits to employees in the United States, the United Kingdom and Canada substantially the same as those provided by the FKI plans. In connection therewith, the FKI will transfer funds from their pension trust funds in satisfaction of the actuarially determined liability assumed by the Company. The Company's French subsidiary, Trident Automotive S.A., provides certain retirement benefits to employees who meet certain age and service requirements.

     The funded status and amounts recognized in the Company's consolidated balance sheet as of March 31, 1998 are as follows (in thousands):

                                                      Domestic               International
                                                  ---------------   --------------------------------
                                                    Accumulated     Assets Exceed      Accumulated
                                                     Benefits        Accumulated     Benefits Exceed
                                                   Exceed Assets       Benefits           Assets          Total
                                                   -------------    -------------    ---------------      -----
          Actuarial present value of-
              Vested benefits                         $(8,720)         $(11,158)           $(336)       $(20,214)
              Nonvested benefits                         (393)              -                (19)           (412)
                                                      --------         ---------           ------       ---------
                  Accumulated benefit obligation       (9,113)          (11,158)            (355)        (20,626)

          Effect of anticipated future
              compensation levels                      (2,563)             (614)            (306)         (3,483)
                                                      --------         ---------           ------       ---------
                 Projected benefit obligation         (11,676)          (11,772)            (661)        (24,109)

          Plan assets at fair value                     8,810            12,496              -            21,306
                                                      --------         ---------           ------       ---------
          Funded status                               $(2,866)         $    724            $(661)       $ (2,803)
                                                      --------         ---------           ------       ---------
                                                      --------         ---------           ------       ---------

     Net periodic pension cost for the period from inception (September 19, 1997) to March 31, 1998 consisted of the following component (in thousands):

                                                                 Domestic     International       Total
                                                                 --------     -------------       -----
            Service cost                                         $    317      $    229         $    546
            Interest cost on projected benefit obligation             255           264              519
            Actual return on plan assets                             (253)         (344)            (597)
                                                                 --------      --------         --------
            Net periodic pension cost                            $    319      $    149         $    468
                                                                 --------      --------         --------
                                                                 --------      --------         --------

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RETIREMENT BENEFITS (Continued):

     The assumptions used to calculate the actuarial present value of the benefit obligations as of March 31, 1998, were as follows:

                                                                   Domestic    International
                                                                   --------    -------------
             Discount rate                                             7.4%     6.0%-7.0%
             Rate of increase in compensation level                    4.0%     4.5%-6.0%
             Expected long-term rate of return on plan assets          9.5%     9.0%

     DEFINED CONTRIBUTION PLAN--The Company's U.S. employees participate in a defined contribution plan. Salaried and non-union hourly employees are eligible to participate. The plan provides for employee contributions with certain matching and discretionary employer contributions. Expense related to the plan for the period from inception (September 19, 1997) to March 31, 1998 was $0.1 million.

     POSTRETIREMENT HEALTH AND LIFE INSURANCE PLAN--FKI employees participated in an FKI sponsored postretirement health and life insurance plan which covered substantially all U.S. salaried and hourly employees. Concurrently with the FKI Acquisition, the Company established a new plan (the "Plan") with substantially similiar provisions and assumed approximately $9.4 million of liabilities related to postretirement health and life insurance benefits for employees of FKI Automotive Group in the United States. To be eligible for benefits, employees must be at least 60 years old with 10 years of service. The monthly benefit provided by the Plan is generally $5.00 per year of service, with participants paying any remaining premium cost. Certain participants who retired prior to January 1993 or April 1994 pay a monthly rate with the Company paying the remaining premium cost. The Plan is not funded.

     The funded status of the Plan reconciles with the liability recorded as of March 31, 1998 as follows (in thousands):

             Actuarial present value of-
                     Retirees                                              $   4,701
                     Fully eligible active participants                        1,035
                     Other active participants                                 3,638
                                                                           ---------
             Accumulated and accrued postretirement benefit
                  obligation                                               $   9,374
                                                                           ---------
                                                                           ---------

     Net periodic postretirement benefit cost for the period from inception
       (September 19, 1997) to March 31, 1998 consisted of the following components (in thousands):

             Service cost                                                  $      69
             Interest cost on accumulated postretirement benefit
                  Obligation                                                     210
                                                                           ---------
             Net postretirement benefit cost                               $     279
                                                                           ---------
                                                                           ---------

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RETIREMENT BENEFITS (Continued):

     The discount rate used in determining the accumulated postretirement benefit obiligation was 7.4% as of March 31, 1998. The assumed health care cost trend rate used in determining the accumulated postretirement benefit obligation was 8% as of March 31, 1998. The rate was assumed to decrease by .5% per year to 5.0% in 2003.

     Increasing the assumed health care cost trend rate by one percentage- point in the period would increase the accumulated postretirement benefit obligation by approximately $.1 million and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $.01 million.

NOTE 8 - REDEEMABLE U.S. DOLLAR ORDINARY SHARES AND STOCK OPTIONS:

     Redeemable U.S. Dollar ordinary shares represent shares owned by employees which the Company may be required to repurchase. With respect to 136,000 shares, as defined in the Articles of Association, after the employee shareholder's death or disability and expiration of 90 days without the Company executing a call provision in the agreement, the employee, or legal representative, may sell their shares to the Company at fair market value within 120 days after employment cessation. As defined in an employment agreement and subject to the Company meeting certain financial goals, the remaining 160,000 shares can be sold to the Company within 120 days of employment termination at $2.50 per share, except upon death or disability of the employee shareholder, at which time the purchase price would be the greater of $2.50 per share or fair market value. All share repurchases are subject to being permitted by applicable laws and by the Company's financing agreements. The share repurchase requirements lapse upon an initial public offering of the Company's common stock. On April 30, 1998, in connection with the Dura Aquisition discussed in Note 11, the redeemable features of the stock discussed above were cancelled.

     Concurrently with the FKI Acquisition, the Company entered into various incentive stock option agreements (the "Stock Option Agreements") whereby non-qualifying stock options were granted to certain executives of the Company. The Company may be required to repurchase any shares purchased pursuant to the exercise of options under the Stock Option Agreements (the "Option Shares") under terms similar to those discussed above for Redeemable U.S. Dollar ordinary shares. The Company has authorized the granting of 3,000,000 options for purchase of shares of common stock. All options granted pursuant to the Stock Option Agreements generally expire ten years from the date of grant. The various classes of options vest either (i) on a pro rata basis over periods ranging from two to five years; (ii) based upon attainment of certain financial objectives; (iii) based upon the successful acquisitons, as defined in the respective Stock Option Agreements or (iv) immediately. Concurrently with the Dura Acquisition (see Note 11), all options granted under the Stock Option Agreements were cancelled or repurchased. Activity for these options is detailed below:

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - REDEEMABLE U.S. DOLLAR ORDINARY SHARES AND STOCK OPTIONS (Continued):

     Options granted during the period from inception             1,690,700
       (September 19, 1997) to March 31, 1998
     Options exercised during the period from inception                -
       (September 19, 1997) to March 31, 1998
     Options terminated during the period from inception               -
       (September 19, 1997) to March 31, 1998
                                                                 ----------
                                                                  1,690,700
                                                                 ----------
                                                                 ----------

       Exercisable at March 31, 1998                                242,675
                                                                 ----------
                                                                 ----------


     The Company accounts for the Redeemable U.S. Dollar ordinary shares and options granted under the Stock Option Agreements, both discussed above, in accordance with APB Opinion 25, "Accounting for Stock Issued to Employess," which requires the remeasurement of the value of the instruments to their estimated redemption value during each reporting period. No compensation expense was recognized during the period from inception (September 19, 1997) to March 31, 1998 related to the management stock and stock options. This treatment is also in accordance with SFAS No. 123, "Accounting for Stock Based Compensation".

NOTE 9 - CUSTOMER INFORMATION:

     The Company sells its products primarily to OEMs in the automotive industry on a worldwide basis. Sales are concentrated in North America and Europe with the top three customers accounting for approximately 19%, 17% and 16% in the period from inception (September 19, 1997) to March 31, 1998. The Company's largest customer will discontinue purchases of certain products over the next five years. Sales of these products were approximately 6% of net sales in the period from inception (September 19, 1997) to March 31, 1998.

     The accounts receivable balances of each of these top three customers was approximately 22%, 10% and 13% of the gross accounts receivable balance as of March 31, 1998, respectively.

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION

     The Company operates in one business segment that manufactures automotive parts for sale to OEMs. The Company operates in various geographical
       locations, as indicated below.   Transactions between subsidiaries of the
       Company are consumated at market rates. The Company periodically benchmarks these transactions against competitve sources. Segment financial information for the period from inception (September 19, 1997) to March 31, 1998 is as follows (in thousands):

                                              North                         Latin
                                             America         Europe        America   Eliminations         Total
                                             -------         ------        -------   ------------         -----
     Sales to unaffiliated customers       $  59,308      $  23,922      $   3,112      $     -        $  86,342

     Transfers between geographic areas        1,142            795            -           (1,937)           -
                                           ---------      ---------      ---------      ---------      ---------
     Net sales                                60,450         24,717          3,112         (1,937)        86,342

     Operating income                          3,961          1,630           (178)           -            5,413

     Identifiable assets                      91,164         55,377          7,074            -          153,615


NOTE 11 -  SUBSEQUENT EVENTS:

     On April 30, 1998, Dura Ltd. acquired all of the outstanding shares of the Company for an aggregate purchase price of approximately $87.5 million. The stock purchase agreement with the principal shareholders of the Company contains representations, warranties, covenants, conditions and indemnities covering various aspects of the Dura Acquisition.

     Dura Ltd. is a wholly-owned subsidiary of Dura., a Delaware corporation, which is a leading designer and manufacturer of driver control systems, engineered mechanical components and cable-related systems for the global automotive industry.

     In connection with the Dura Acquisition, the New Credit Facility was replaced by the Replacement Credit Facility (see Note 6). The initial borrowing under the Replacement Credit Facility occurred simultaneously with the consummation of the Dura Acquisition. Deferred financing costs, related to the New Credit Facility, will be written off in the first quarter of fiscal 1999, resulting in an extraordinary charge of approximately $1.7 million, net of the related tax benefit of $1.1 million.

     The Dura Acquisition constituted a change of control under the Notes. Upon the occurrence of a change of control, each holder of the Notes may require the Company to repurchase all or any part of the Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued interest and other specified costs to the date of repurchase. Pursuant to the terms of the Indenture, Dura made a change of control Offer (as defined in the Indenture) to the holders of the Notes on May 8, 1998. Since the change of control offer has been made by Dura rather than the Company, the purchase of the Notes pursuant thereto will have no effect on the Company's financial position or results of operations.

NOTE 12 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

     The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's businesses. Each Guarantor became a direct or indirect wholly-owned subsidiary of Trident Automotive plc upon consummation of the FKI Acquisition and has fully and unconditionally guaranteed on a joint and several basis the Notes. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because management believes that such information is not material to investors.

                       TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
(Cont.)


            CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 1998 (IN THOUSANDS)

                                                                                  Non-
                                                Trident         Guarantor      Guarantor
                                            Automotive plc      Companies      Companies   Eliminations   Consolidated
                                            --------------    -----------    -----------   ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                 $       295    $     6,300    $     4,820   $        -     $     11,415
     Accounts receivable                                 -         34,330         14,545            -           48,875
     Inventories                                         -         15,020          3,778            -           18,798
     Due from affiliates                             4,592          5,207          1,394        (11,193)        -
     Other current assets                              603          6,589          3,334              -         10,526
                                               -----------    -----------    -----------   ------------   ------------
       Total current assets                          5,490         67,446         27,871        (11,193)        89,614
OTHER ASSETS:
      Property and equipment, net                      -           53,804         11,069         -              64,873
      Note receivable from subsidiaries                -           22,281              -        (22,281)        -
      Goodwill                                       3,796         62,996         22,153            -           88,945
      Deferred financing costs                       6,426            -              -              -            6,426
      Investment in subsidiaries                   158,232         13,984            -         (172,216)           -
      Other Assets                                      11          7,571          1,390            -            8,972
                                               -----------    -----------    -----------   ------------   ------------
       Total assets                            $   173,955    $   228,082    $    62,483   $   (205,690)  $    258,830
                                               -----------    -----------    -----------   ------------   ------------
                                               -----------    -----------    -----------   ------------   ------------
CURRENT LIABILITIES:
     Current portion of long-term debt         $     1,500    $       -      $       -     $        -     $      1,500
     Accounts payable                                  -           28,546          8,472            -           37,018
     Accrued expenses                                3,539         15,748          9,283            -           28,570
     Due to affiliates                               2,771          5,003          3,366        (11,140)           -
                                               -----------    -----------    -----------   ------------   ------------
       Total current liabilities                     7,810         49,297         21,121        (11,140)        67,088

NONCURRENT LIABILITIES:
     Long-term debt, less current portion
       above                                       126,300            -                -              -        126,300
     Note payable to parent                            -              -           22,278        (22,278)           -
     Accrued pension and other
          Postretirement liabilities                   -           11,920            971            -           12,891
     Other noncurrent liabilities                      -            8,300          3,236            -           11,536
                                               -----------    -----------    -----------   ------------   ------------
       Total liabilities                           134,110         69,517         47,606        (33,418)       217,815

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN
     SUBSIDIARY COMPANY                                -              -            1,170            -            1,170

REDEEMABLE U.S. DOLLAR ORDINARY
    SHARES                                             740            -              -              -              740

SHAREHOLDERS' EQUITY                                39,105        158,565         13,707       (172,272)        39,105
                                               -----------    -----------    -----------   ------------   ------------
       Total Liabilities and Shareholders'
          Equity                               $   173,955    $   228,082    $    62,483   $   (205,690)  $    258,830
                                               -----------    -----------    -----------   ------------   ------------
                                               -----------    -----------    -----------   ------------   ------------


                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
(Cont.):

        CONSOLIDATING STATEMENT OF OPERATIONS FOR THE PERIOD FROM INCEPTION
               (SEPTEMBER 19, 1997) TO MARCH 31, 1998  (IN THOUSANDS)


                                                                                  Non-
                                                Trident         Guarantor      Guarantor
                                            Automotive plc      Companies      Companies   Eliminations   Consolidated
                                            --------------     ----------     ----------   ------------   ------------
Net sales                                       $      -       $   69,293     $   17,755     $     (706)    $   86,342

Cost of sales                                          -           57,249         14,752           (706)        71,295
                                                ----------     ----------     ----------     ----------     ----------
       Gross profit                                    -           12,044          3,003            -           15,047

Selling and distribution expenses                      -            2,046            588            -            2,634

General and administrative expenses                     49          5,010          1,941            -            7,000
                                                ----------     ----------     ----------     ----------     ----------
       Operating income (loss)                         (49)         4,988            474            -            5,413

Interest expense                                     4,022              4             66            -            4,092

Interest expense-intercompany                            -          3,607            733         (4,340)           -

Interest income                                         (2)           (71)          (132)           -             (205)

Interest income-intercompany                        (2,479)        (1,861)         4,340            -

Unrealized exchange loss                               -                1            921            -              922

Equity in net (income) loss of subsidiary           (1,188)           792            -              396            -

Other (income) expense                                 -              -              (24)             -            (24)
                                                ----------     ----------     ----------     ----------     ----------
       Income (loss) before provision for
          income taxes                                (402)         2,516         (1,090)          (396)           628

Provision (credit) for income taxes                   (525)         1,328           (298)           -              505
                                                ----------     ----------     ----------     ----------     ----------
       Net income (loss)                        $      123     $    1,188     $     (792)    $     (396)    $      123

                                                ----------     ----------     ----------     ----------     ----------
                                                ----------     ----------     ----------     ----------     ----------


                       TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION
(Cont.):

          CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD FROM INCEPTION (SEPTEMBER 19,1997) TO MARCH 31, 1998 (IN THOUSANDS)



                                                                                 Non-
                                                Trident         Guarantor      Guarantor
                                            Automotive plc      Companies      Companies   Eliminations   Consolidated
                                            --------------      ---------      ---------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                        $        123      $   1,188      $    (792)   $      (396)  $        123
     Adjustments to reconcile net income
          (loss) to net cash
       provided by (used in) operating
          activities-
        Depreciation and amortization                  301          2,364            882            -            3,547
        (Income) loss from investment in
          subsidiaries                              (1,188)           792            -              396            -
        Unrealized exchange loss                       -                1            921            -              922
        Minority interests                             -              -              (24)           -              (24)
     Decrease (increase) in assets:
       Accounts receivable                              96         (5,706)           911          6,505          1,806
        Inventories                                    -            1,202            850            -            2,052
        Other current assets                          (801)        (2,234)           377            -           (2,658)
        Other assets                                   -             (796)          (142)           -             (938)
     (Decrease) increase in liabilities:
        Accounts payable                             2,771         11,842          1,070         (6,452)         9,231
        Accrued expenses                            (8,370)          (632)        (1,913)           -          (10,915)
        Other noncurrent liabilities                   -            3,087            (19)           -            3,068
                                              ------------      ---------      ---------    -----------   ------------
          Net cash provided by (used in)
            operating activities                    (7,068)        11,108          2,121             53          6,214
                                              ------------      ---------      ---------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Predecessor, net of cash
       acquired                                     (3,315)      (118,321)       (33,854)           -         (155,490)
     Investment in subsidiaries                    (42,508)       (15,897)             -         58,405           -
     Purchase of property and equipment                -           (6,279)        (1,531)           -           (7,810)
     Proceeds from sale of property and
       equipment                                       -              -               24            -               24
                                              ------------      ---------      ---------    -----------   ------------
       Net cash used in investing activities       (45,823)      (140,497)       (35,361)        58,405       (163,276)
                                              ------------      ---------      ---------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt      125,000            -              -              -          125,000
     Proceeds from borrowings on revolving
       credit facility                               7,263            500            -              -            7,763
     Payments on revolving credit facility          (4,463)          (500)           -              -           (4,963)
     Receipt of capital from Investor Group         42,585            -              -              -           42,585
     Equity fees paid to affiliates of
       Investor Group                               (1,500)           -              -              -           (1,500)
     Notes (issued to subsidiary) received
       from parent                                (115,699)        91,983         23,716            -              -
     Payments received (made) on intercompany
       notes                                           -            1,435         (1,435)           -              -
     Equity contribution from parent                   -           42,500         15,905        (58,405)           -
                                              ------------      ---------      ---------    -----------   ------------
     Net cash provided by financing
       activities                                   53,186        135,918         38,186        (58,405)       168,885
                                              ------------      ---------      ---------    -----------   ------------
     Effect of exchange rate changes on cash           -             (229)          (126)           (53)          (408)
                                              ------------      ---------      ---------    -----------   ------------
       Net increase in cash and cash
         equivalents                                   295          6,300          4,820            -           11,415

CASH AND CASH EQUIVALENTS, beginning of
         period                                        -              -              -              -              -
                                              ------------      ---------      ---------    -----------   ------------

CASH AND CASH EQUIVALENTS, end of period      $        295      $   6,300      $   4,820    $       -     $     11,415
                                              ------------      ---------      ---------    -----------   ------------
                                              ------------      ---------      ---------    -----------   ------------


                      Report of Independent Public Accountants




To the Stockholder and Board of Directors of FKI Industries, Inc.:

We have audited the accompanying statement of net assets to be sold of the FKI Automotive Group as of March 31, 1997, and the related statements of operations to be sold and cash flows from operations to be sold for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, these financial statements were prepared to present the net assets to be sold of FKI Automotive Group and the related operations and cash flows and are not intended to be a complete presentation of the Company's assets, liabilities, operations and cash flows.

In our opinion, the special purpose financial statements referred to above present fairly, in all material respects, the net assets to be sold of the FKI Automotive Group as of March 31, 1997, and its related operations and cash flows from operations to be sold for each of the two years in the period ended
March 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Stamford, Connecticut,
  October 17, 1997.

                      Report of Independent Public Accountants




To Trident Automotive plc:

We have audited the accompanying statement of operations to be sold and cash flows from operations to be sold of the FKI Automotive Group (the Predecessor of Trident Automotive plc) for the period from April 1, 1997 to December 12, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, these financial statements were prepared to present the operations and cash flows from operations to be sold of FKI Automotive Group and are not intended to be a complete presentation of the Company's operations and cash flows.

In our opinion, the special purpose financial statements referred to above present fairly, in all material respects, the operations and cash flows from operations to be sold of the FKI Automotive Group for the period from April 1, 1997 to December 12, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Grand Rapids, Michigan,
  May 22, 1998.

                                 FKI AUTOMOTIVE GROUP


               STATEMENT OF NET ASSETS TO BE SOLD AS OF MARCH 31, 1997
                                    (In thousands)


CURRENT ASSETS:
  Cash and cash equivalents                                          $    -
  Accounts receivable, less allowance for doubtful accounts of $922    51,835
  Inventories                                                          21,345
  Reimbursable tooling                                                  2,865
  Other current assets                                                  3,995
                                                                     --------
     Total current assets                                              80,040
                                                                     --------
PROPERTY, PLANT AND EQUIPMENT, net                                     62,318

OTHER ASSETS                                                            3,231
                                                                     --------
     Total assets                                                     145,589
                                                                     --------
CURRENT LIABILITIES:
  Accounts payable                                                     37,315
  Accrued expenses                                                     14,575
                                                                     --------
     Total current liabilities                                         51,890

ACCRUED PENSION LIABILITY                                                 986

OTHER NON-CURRENT LIABILITIES                                           2,860

MINORITY INTERESTS IN SUBSIDIARY COMPANIES                              1,168
  COMMITMENTS AND CONTINGENCIES (NOTE 7)                             --------

NET ASSETS TO BE SOLD                                                $ 88,685
                                                                     --------
                                                                     --------


           The accompanying notes are an integral part of this statement.

                                 FKI AUTOMOTIVE GROUP

                         STATEMENTS OF OPERATIONS TO BE SOLD
                                    (In thousands)


                                           For the Years Ended   For the Period
                                                 March 31,        from April 1,
                                           -------------------   to December 12,
                                            1996         1997         1997
                                          --------     --------  ---------------
NET SALES                                 $288,054     $297,884     $211,203
                                          --------     --------     --------
COST OF SALES                              239,034      246,810      176,760

     Gross profit                           49,020       51,074       34,443
SELLING AND DISTRIBUTION EXPENSES           10,575       11,318        7,635

GENERAL AND ADMINISTRATIVE EXPENSES         21,114       20,245       16,246

LEGAL JUDGMENTS AND EXPENSES                 3,388          132          -
                                          --------     --------     --------
     Operating income                       13,943       19,379       10,562

INTEREST EXPENSE                               390          448          651

INTEREST INCOME                             (1,183)        (707)        (599)

EXCHANGE LOSS                                  275          307          126
                                          --------     --------     --------
OTHER (INCOME) EXPENSE                         160         (583)         -
                                          --------     --------     --------
     Income before provision for
     income taxes                           14,301       19,914       10,384

Provision for income taxes                   6,100        8,157        4,799
                                          --------     --------     --------

     Net income                           $  8,201     $ 11,757     $  5,585
                                          --------     --------     --------
                                          --------     --------     --------


           The accompanying notes are an integral part of these statements.

                                 FKI AUTOMOTIVE GROUP


                 STATEMENTS OF CASH FLOWS FROM OPERATIONS TO BE SOLD
                                    (in thousands)

                                                                     For the
                                                                      Period
                                                                       from
                                               For the Years Ended    April 1,
                                                     March 31,          to
                                               -------------------  December 12,
                                                   1996       1997       1997
                                               ---------  --------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $  8,201  $ 11,757   $  5,585
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization               10,657    12,531      8,834
      Provision for doubtful accounts                280       481        160
      Loss (gain) on sale of property, plant
       and equipment                                (313)      125         18
      Changes in operating items-
        Accounts receivable                         (658)   (3,002)     2,717
        Inventories                                3,969       748       (586)
        Reimbursable tooling                      (1,024)    6,367        617
        Other current assets                         346      (912)      (991)
        Other assets                                 132       133        295
        Accounts payable                          (3,983)      418    (11,378)
        Accrued expenses                             804    (4,403)        56
        Other non-current liabilities              ( 642)       29        (21)
        Minority interests                        (1,650)     (263)        26
                                                --------   -------   --------
     Net cash provided by operating activities    16,119    24,009      5,332
                                                --------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment      (15,355)  (13,323)    (9,853)
  Proceeds from sale of property, plant and
   equipment                                         427       468        217
  Purchase of minority interest in
   ACCO La Teledynamique S.A                        (276)      -          -
                                                --------   -------   --------
     Net cash used in investing activities       (15,204)  (12,855)    (9,636)
                                                --------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Collection of note receivable                       33       112        901
  Principal payments on capital leases              (122)      (42)       (29)
  Net transfers from (to) FKI Industries            (755)  (11,568)     1,909
                                                --------   -------   --------
     Net cash provided by (used in) financing
      activities                                    (844)  (11,498)     2,781

  Effect of exchange rate changes on cash            (71)      344      1,523
                                                --------   -------   --------
     Net increase in cash and cash equivalents       -         -          -

CASH AND CASH EQUIVALENTS, beginning of period       -         -          -
                                                --------   -------   --------

CASH AND CASH EQUIVALENTS, end of period        $    -     $   -     $    -
                                                --------   -------   --------
                                                --------   -------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION -
  Cash paid during the period for-
    Interest                                    $    224   $   220   $    138

    Income taxes                                   4,019     2,859      1,930


           The accompanying notes are an integral part of these statements.

                                 FKI AUTOMOTIVE GROUP

                            NOTES TO FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION AND ORGANIZATION

     The accompanying special purpose financial statements of FKI Automotive
       Group (the "FKI Automotive Group" or the "Company") relate to the automotive business of FKI Industries Inc. ("FKI Industries") and its parent company, FKI plc ("FKI"). The accompanying special purpose financial statements have been derived from the historical financial statements of FKI Industries and FKI based on assumptions management believes represent a reasonable basis for presenting the historical financial position and results of operations of the FKI Automotive Group. The financial statements of the FKI Automotive Group include allocations of FKI Industries and FKI corporate expenses of approximately $1.5 million annually, as well as allocations of certain insurance, employee benefit and other operating costs and expenses based on overall programs administered by FKI Industries or FKI. These expenses have been allocated to the FKI Automotive Group based on actuarial evaluations and management estimates. Management believes this allocation methodology is reasonable and that the allocated costs are comparable to those that the FKI Automotive Group would have incurred on a stand-alone basis. The financial information included herein may not necessarily reflect the financial position and results of operations of the FKI Automotive Group in the future.

     The accompanying special purpose financial statements have been prepared in connection with the December 12, 1997 sale of the FKI Automotive Group by FKI Industries and subsidiaries of FKI to Trident Automotive plc and its consolidated subsidiaries ("Trident" or the "Purchaser") and the April 30, 1998 acquisition of all of the outstanding stock of Trident by Dura Automotive Systems, Inc. ("Dura Automotive") (see note 13). The accompanying financial statements reflect the combined financial position, results of operations and cash flows of the following subsidiaries (direct or indirect) and divisions of FKI Industries and FKI that were included in the acquisitions by Trident and Dura Automotive:

                    ACCO Cable Controls Blytheville Division
                    ACCO Cable Controls Milan Division
                    Dominion Automotive Division
                    Keeler Automotive Division
                    Dominion Controls Division
                    ACCO La Teledynamique S.A.
                    ACCO Cable Controls Ltd.
                    ACCO-PLATEN GmbH
                    ACCO Industria e Commercio Ltda.

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

     The accompanying financial statements have not been adjusted to reflect the effects of the acquisitions by Trident or Dura Automotive.

     The FKI Automotive Group financial statements do not include an allocation of FKI Industries' or FKI's assets and liabilities not specifically identified to the FKI Automotive Group, including cash and intercompany debt. In addition, certain property, plant and equipment of the Keeler Automotive Division (a division of FKI Industries) were not included in the acquisition by Trident. A subsidiary of Trident leases such assets for approximately $1.5 million annually for a period of 7.5 years. Accordingly, property, plant and equipment with a net book value of approximately $15.6 million at March 31, 1997 have been excluded from the accompanying statement of net assets to be sold. Depreciation expense associated with these assets is included in the accompanying statements of operations to be sold.

     The Company is a manufacturer of cable assemblies, lighting products and door handle assemblies primarily sold to original equipment manufacturers ("OEMs") predominantly in the automotive market. The Company's customers include the major United States automotive OEMs as well as several foreign automotive OEMs. The FKI Automotive Group has operations in the United States, Canada, the United Kingdom, France, Germany and Brazil.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PREPARATION

       The special purpose financial statements include the accounts of the automotive subsidiaries and divisions of FKI Industries and FKI. All significant intercompany transactions within the FKI Automotive Group have been eliminated.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

       Revenues and earnings are recognized upon shipment of products.

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


INVENTORIES

     Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis.

REIMBURSABLE TOOLING


     The Company capitalizes tooling costs and depreciates these costs over the life of the related product. Additionally, the Company capitalizes as a receivable the cost of tooling that is reimbursable by its customers.

PROPERTY, PLANT AND EQUIPMENT

     The cost of property, plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line method, generally as follows: land improvements, ten to 15 years; buildings, 20 to 40 years; machinery and equipment, five to 15 years. Certain property, plant and equipment was acquired in 1987 in a transaction accounted for as a purchase. Such property, plant and equipment was recorded based on an independent appraisal and is depreciated over the estimated remaining useful lives set forth in the appraisal as follows: land improvements and buildings, seven to 25 years; machinery and equipment, seven to 14 years.

     Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in operations.

EMPLOYEE BENEFITS

     FKI Automotive Group employees participate in FKI Industries and FKI sponsored noncontributory defined benefit pension plans which cover substantially all employees in the United States, the United Kingdom and Canada. The plans provide benefits based on years of service and compensation or stated amounts for years of service, and the plans are funded by FKI Industries and FKI based on actuarial determinations. The expense for these plans, which was allocated to the FKI Automotive Group by FKI Industries and FKI based on actuarial evaluations, was approximately $1.7 million for the years ended March 31, 1996 and 1997 and $1.2 million for the period from April 1, 1997 to December 12, 1997.

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

     The Company's French subsidiary, ACCO La Teledynamique S.A., provides certain retirement benefits to employees who meet certain age and service requirements. The obligation is unfunded, and accruals of approximately $1.0 million related to the plan are included in noncurrent liabilities in the accompanying statement of net assets to be sold as of March 31, 1997. The related expense was $0.1 million for the years ended March 31, 1996 and 1997 and $0.1 million for the period from April 1, 1997 to December 12, 1997.

     FKI Automotive Group's U.S. employees also participate in an FKI Industries sponsored defined contribution plan. Salaried and non-union hourly employees are eligible to participate. The plan provides for employee contributions with certain matching and discretionary employer contributions. The Company's expense for contributions under the plan was approximately $0.6 million and $0.6 million for the years ended March 31, 1996 and 1997, respectively, and $0.5 million for the period from April 1, 1997 to December 12, 1997.

     FKI Automotive Group's employees participate in an FKI Industries sponsored postretirement health and life insurance plan which covers substantially all U.S. salaried and hourly employees. The expense for this plan, which was allocated to the FKI Automotive Group by FKI Industries based on actuarial evaluations, was approximately $1.0 million, and $0.9 million for the years ended March 31, 1996 and 1997, respectively, and $0.7 million for the period from April 1, 1997 to December 12, 1997.

     The pension and postretirement benefit expense allocations were estimated using actuarial estimates and management assumptions. The estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimated expenses and liabilities to change.

     In connection with the purchase of the FKI Automotive Group, the Purchaser will establish new defined benefit pension plans that will provide benefits to employees in the United States, the United Kingdom and Canada identical to those provided by the existing FKI Industries and FKI plans. In connection therewith, FKI Industries and FKI will transfer funds from their pension trust funds in satisfaction of the actuarially determined liability assumed by the Purchaser. The Purchaser also will establish a new defined contribution plan for U.S. employees and will assume approximately $8.7 million of liabilities related to postretirement health and life insurance benefits for employees of FKI Automotive Group in the United States.

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


INCOME TAXES

     The FKI Automotive Group operated as a division of FKI Industries in the United States and Canada, and related income taxes were not allocated to the Company. The provision for income taxes in the accompanying financial statements reflects U.S. and Canadian tax rates of 40% and 37%, respectively, the estimated combined rates for current and deferred state, federal and foreign income taxes. The related current or deferred income taxes payable would have been transferred to FKI Industries, if allocated, and are included in net assets. The provision for income taxes related to the Company's other non-U.S. operations is based on statutory tax rates. There are no significant temporary differences or related deferred income tax assets, liabilities or provisions.

GOODWILL

     Goodwill is amortized using the straight-line method over periods ranging from ten to 40 years. Subsequent to acquiring goodwill, the Company continually evaluates whether events and circumstances, including anticipated future operating results, indicate the remaining useful life of goodwill may warrant revision. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at December 12, 1997. Accumulated amortization of goodwill was approximately $0.4 million as of March 31, 1997.

FOREIGN CURRENCY TRANSLATION

     Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at the year-end exchange rates; income and expenses are translated at the average exchange rates prevailing during the period. Translation adjustments are accumulated in net assets. Translation adjustments relating to the Company's operations in hyper-inflationary economies, which were not material in any of the periods presented, are included in income.

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments approximates the carrying value.
       Certain of the Company's divisions hedge foreign currency exposure for inventory purchases that are not denominated in their local currency through the use of forward exchange contracts. The forward contracts are intended to cover anticipated operating needs rather than firm commitments. Therefore, the gains and losses on these contracts are included in income based on the market values at each reporting date. At March 31, 1997, the Company held $6.0 million of foreign currency contracts maturing through March 1998. The fair value of the contracts, based upon quotes obtained from brokers, was approximately $0.2 million at March 31, 1997.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development and new product development are expensed as incurred.

ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenues are expensed as incurred.

(3) INVENTORIES

     Inventories consisted of the following as of March 31, 1997 (in thousands):

          Finished products                                   $  2,957
          Work-in-process                                       11,175
          Raw materials                                          7,213
                                                              --------
                                                              $ 21,345
                                                              --------
                                                              --------

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of March 31, 1997 (in thousands):

          Land and land improvements                         $   2,979
          Buildings                                             12,839
          Machinery and equipment                              125,328
          Construction in progress                               4,041
                                                             ---------
                                                               145,187
          Less- Accumulated depreciation                       (82,869)
                                                             ---------
          Property, plant and equipment, net                 $  62,318
                                                             ---------
                                                             ---------

(5) OTHER ASSETS

     Other assets consisted of the following as of March 31, 1997 (in thousands):

       Goodwill                                                 $2,213
       Note receivable - long-term                                 901
       Other                                                       117
                                                                ------
                                                                $3,231
                                                                ------
                                                                ------

(6) ACCRUED EXPENSES

     Accrued expenses consisted of the following as of March 31, 1997 (in thousands):

          Accrued compensation                                $  5,681
          Accrued insurance                                        235
          Accrued taxes other than income taxes                  3,834
          Other                                                  4,825
                                                              --------
                                                              $ 14,575
                                                              --------
                                                              --------

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

(7) COMMITMENTS AND CONTINGENCIES

     During fiscal 1996, a judgment in the amount of $4.4 million plus $0.2 million of interest was entered against the Company in a product liability lawsuit, which judgment was paid during 1997. The accompanying statements of operations to be sold include expenses related to the judgment and related legal fees and costs, net of insurance recoveries, of $3.4 million and $0.1 million for the years ended March 31, 1996 and 1997, respectively. The Company is also a defendant in various other lawsuits and environmental proceedings that have arisen in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has noncancellable operating leases for its corporate headquarters, certain manufacturing locations and various machinery and equipment. The future minimum rental payments required under such leases are as follows (in thousands):

          Fiscal Year Ending March 31,

                 1998                                           $1,413
                 1999                                            1,027
                 2000                                              685
                 2001                                              225
                 2002                                              124
                 Thereafter                                        112
                                                                ------
                                                                $3,586
                                                                ------
                                                                ------

(8) TAXES ON INCOME

       Income before provision for income taxes is comprised of the following (in thousands):

                                                 March 31,
                                         -----------------------    December 12,
                                           1996            1997         1997
                                         -------        -------     ------------
          U.S                            $ 1,894        $ 7,571       $  (103)
          Foreign                         12,407         12,343        10,487
                                         -------        -------       -------
          Total                          $14,301        $19,914       $10,384
                                         -------        -------       -------
                                         -------        -------       -------


                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


     The provision for income taxes in the accompanying statements of operations to be sold consists of the following (in thousands):


                                                 March 31,
                                          ----------------------    December 12,
                                           1996           1997          1997
                                          ------          ------    ------------
          U.S. state and federal          $  658         $2,933        $  (41)
          Foreign                          5,442          5,224         4,840
                                          ------         ------        ------
                                          $6,100         $8,157        $4,799
                                          ------         ------        ------
                                          ------         ------        ------

     The Company's effective tax rate differs from the U.S. statutory rate of 35% as follows (in thousands):

                                                 March 31,
                                          ---------------------     December 12,
                                           1996           1997          1997
                                          ------          ------    ------------
       Federal income taxes at the U.S.
         statutory rate                   $5,005         $6,970        $3,634
       State income taxes, net of federal
         benefits                             82            367            (3)
       Foreign losses not benefited          841            756           301
       Settlement of prior year taxes          -              -           694
       Other, net                            172             64           173
                                          ------         ------        ------
                                          $6,100         $8,157        $4,799
                                          ------         ------        ------
                                          ------         ------        ------

(9) RELATED PARTY TRANSACTIONS:

     The Company routinely enters into transactions with FKI and other companies within the worldwide group of FKI. The amounts included in the accompanying financial statements resulting from these related party transactions are as follows (in thousands):

                                                 March 31,
                                          ---------------------     December 12,
                                           1996           1997         1997
                                          ------          ------    ------------
       Sales                              $  120         $   92        $   40
       Purchases                           9,973         10,073         7,108
       Interest income                        66             65             4


                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


     The Company maintains insurance coverage with a third party carrier that reinsures a portion of the Company's coverage with a captive insurance company of FKI. The Company's U.S. and Canadian entities are insured for workers' compensation, general and product liability, and automobile liability through this coverage. Premiums paid for all insurance coverage through the captive insurance company were approximately $1.9 million, $2.0 million and $1.4 million for the years ended March 31, 1996 and 1997 and the period from April 1, 1997 to December 12, 1997, respectively.

(10) SUPPLEMENTARY PROFIT AND LOSS INFORMATION

     The statements of operations to be sold include the following expenses (in thousands):


                                                 March 31,
                                         ----------------------     December 12,
                                           1996           1997          1997
                                         -------         -------    ------------
       Depreciation and amortization     $10,657        $12,531        $8,834
       Research and development            3,380          3,133           582
       Rental                              1,680            908           965

(11) CUSTOMER INFORMATION

     The Company sells its products primarily to OEMs in the automotive industry on a worldwide basis. Sales are concentrated in North America and Europe with the top three customers accounting for approximately 29%, 12% and 12% in fiscal 1996; 25%, 15% and 14% in fiscal 1997 and; 21%, 17% and 15%
       for the period from April 1, 1997 to December 12, 1997. The Company's largest customer will discontinue purchases of certain products over the next five years. Sales of these products were approximately 6.0% of total sales for the period from April 1, 1997 to December 12, 1997.

                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


(12) SEGMENT INFORMATION

     The Company operates in one business segment that manufactures automotive parts for sale to OEMs. The Company operates in various geographical locations, as indicated below. Segment financial information is as follows:

     SEGMENT INFORMATION FOR FISCAL 1996



                                                    North                         Latin
                                                   America         Europe        America     Eliminations       Total
                                                  --------        -------        -------     ------------     --------
       Sales to unaffiliated
         customers                                $195,492        $75,608        $16,954        $   -         $288,054
       Transfers between geographic
         areas                                       4,495          1,382            -           (5,877)           -
                                                  --------        -------        -------        -------       --------
       Net sales                                  $199,987        $76,990        $16,954        $(5,877)      $288,054
                                                  --------        -------        -------        -------       --------
                                                  --------        -------        -------        -------       --------
       Operating income                           $  9,115        $ 4,302        $   526        $   -         $ 13,943
                                                  --------        -------        -------        -------       --------
                                                  --------        -------        -------        -------       --------
       Identifiable assets                        $ 95,903        $46,320        $ 6,061        $   -         $148,284
                                                  --------        -------        -------        -------       --------
                                                  --------        -------        -------        -------       --------



                                                    North                         Latin
                                                   America         Europe        America     Eliminations       Total
                                                  --------        -------        -------     ------------     --------
       Sales to unaffiliated
         customers                                $203,369        $79,967        $14,548        $   -         $297,884
       Transfers between geographic
         areas                                       2,684          2,290            -           (4,974)          -
                                                  --------        -------        -------        -------       --------
       Net sales                                  $206,053        $82,257        $14,548        $(4,974)      $297,884
                                                  --------        -------        -------        -------       --------
                                                  --------        -------        -------        -------       --------
       Operating income                           $ 12,998        $ 7,326        $  (945)       $   -         $ 19,379
                                                  --------        -------        -------        -------       --------
                                                  --------        -------        -------        -------       --------
       Identifiable assets                        $ 90,832        $49,396        $ 5,361        $   -         $145,589
                                                  --------        -------        -------        -------       --------
                                                  --------        -------        -------        -------       --------


                                 FKI AUTOMOTIVE GROUP


                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)


SEGMENT INFORMATION FOR THE PERIOD APRIL 1, 1997 TO DECEMBER 12, 1997


                                                    North                         Latin
                                                   America         Europe        America     Eliminations       Total
                                                  --------        -------        -------     ------------     --------
       Sales to unaffiliated
         customers                                $142,308        $59,181         $9,714        $   -         $211,203
       Transfers between
         geographic areas                            2,502          1,955            -           (4,457)           -
                                                  --------        -------         ------        -------       --------
       Net sales                                  $144,810        $61,136         $9,714        $(4,457)      $211,203
                                                  --------        -------         ------        -------       --------
                                                  --------        -------         ------        -------       --------
       Operating income                           $  4,088        $ 6,249         $  225        $   -         $ 10,562
                                                  --------        -------         ------        -------       --------
                                                  --------        -------         ------        -------       --------



(13) ACQUISITIONS:

     On December 12, 1997, Trident completed the acquisition of the FKI
       Automotive Group (the "Acquisition"). The Acquisition purchase price was approximately $162.2 million. The Acquisition purchase price and related fees and expenses of approximately $13.8 million were financed through the issuance of $75.0 million 10% Senior Subordinated Notes due 2005 through a private placement offering, borrowings under the Company's new $105.0 million secured credit facility and $42.6 million in equity contributions.

     On April 30, 1998, all of the outstanding stock of Trident was acquired by an indirect, wholly owned subsidiary of Dura Automotive for cash consideration of approximately $87.5 million. Upon completion of the acquisition, Trident became an indirect, wholly owned subsidiary of Dura Automotive.

     The above acquisitions were accounted for as purchases and, accordingly, the assets and liabilities were adjusted to fair values as of the respective dates of acquisition. The accompanying financial statements do not reflect the effects of the acquisitions described above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRIDENT AUTOMOTIVE PLC


Date: July 29, 1998                        By /s/ Karl F. Storrie
                                              --------------------------------
                                           Karl F. Storrie, Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                      DATE
---------                      -----                                      ----

/s/ Karl F. Storrie                                             July 29, 1998
--------------------------     Director
Karl F. Storrie

/s/ David R. Bovee                                              July 29, 1998
--------------------------     Director
David R. Bovee

/s/ Stephen E.K. Graham                                         July 29, 1998
--------------------------     Secretary
Stephen E.K. Graham