Form 10-Q
period 1998-06-30
TRIDENT AUTOMOTIVE PLC
filed 1998-08-19
CIK 1053616

                                     Form 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                         ---------------------------------


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the period ended June 30, 1998

                                         OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to______

                          Commission File Number  333-8234
                                                  --------

                               TRIDENT AUTOMOTIVE PLC
               (Exact name of Registrant as specified in its charter)

              ENGLAND                                          NONE
  (State or other jurisdiction of                  (IRS Employer Identification
   Incorporation or organization)                            Number)

        47000 LIBERTY DRIVE
          WIXOM, MICHIGAN                                     48393
  (address of principal executive                           (Zip Code)
             officers)

                                   (248) 960-6300
                (Registrant's telephone number, including area code)

                                   Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes                                          No  X
              ---                                         ---

All of the outstanding capital stock of the Registrant is held by Dura Automotive Systems (UK) Limited.

As of June 30, 1998, the Registrant had 50,000 Ordinary Shares of L1 each and 17,000,000 Ordinary Shares of $1 each outstanding.

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS - UNAUDITED)



                           ASSETS                                                            JUNE 30,      MARCH 31,
                                                                                              1998            1998
                                                                                           -------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                              $  4,832      $  11,415
     Accounts receivable, less allowance for doubtful
          accounts of $1,778 and $1,745                                                       58,897         48,875
     Inventories                                                                              14,722         18,798
     Other current assets                                                                     11,155         10,526
                                                                                            --------      ---------
          Total current assets                                                                89,606         89,614
                                                                                            --------      ---------
PROPERTY AND EQUIPMENT, NET                                                                   54,746         64,873

GOODWILL, NET                                                                                146,685         88,945

DEFERRED FINANCING COSTS AND OTHER, NET                                                       21,761         15,398
                                                                                            --------      ---------
                                                                                            $312,798       $258,830
                                                                                            --------      ---------
                                                                                            --------      ---------

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                      $  1,500       $  1,500
     Accounts payable                                                                         36,306         37,018
     Accrued expenses                                                                         29,709         28,570
                                                                                            --------      ---------
          Total current liabilities                                                           67,515         67,088

NONCURRENT LIABILITIES:
     Long-term debt, less current portion                                                    133,329        126,300
     Accrued pension and other postretirement liabilities                                     14,349         12,891
     Other noncurrent liabilities                                                             53,635         11,536
                                                                                            --------      ---------
          Total liabilities                                                                  268,828        217,815
                                                                                            --------      ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY COMPANY                                                          880          1,170
                                                                                            --------      ---------
REDEEMABLE U.S. DOLLAR ORDINARY SHARES:
     $1 par value; 0 and 296,000 shares issued and outstanding;
          valued at redemption value                                                              --            740
                                                                                            --------      ---------
SHAREHOLDERS' EQUITY:
     Common stock -
          Sterling ordinary shares; $1.70 par value; 50,000 shares
          issued and outstanding                                                                  85             85
          U.S. Dollar ordinary shares; $1.00 par value; 25,000,000 shares authorized;
                17,000,000 and 16,704,000 shares issued and outstanding                       17,000         16,704
     Additional paid-in-capital                                                               24,000         23,556
     Retained earnings                                                                         1,741            123
     Cumulative translation adjustment                                                           264         (1,363)
                                                                                            --------      ---------
          Total shareholders' equity                                                          43,090         39,105
                                                                                            --------      ---------
                                                                                            $312,798       $258,830
                                                                                            --------      ---------
                                                                                            --------      ---------


     The accompanying notes are an integral part of these consolidated balance sheets.

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                            (IN THOUSANDS  - UNAUDITED)



                                                                                           TRIDENT                 FKI
                                                                       COMPANY           PREDECESSOR           PREDECESSOR
                                                                   ----------------    ---------------     ------------------
                                                                   Two months ended    One month ended     Three months ended
                                                                     June 30, 1998      April 30, 1998        June 30, 1997
                                                                    ----------------    ---------------     ------------------
Revenues                                                                 $49,971             $26,475             $80,762

Cost of sales                                                             40,134              26,184              66,565
                                                                         -------            --------             -------
     Gross profit                                                          9,837                 291              14,197

Selling, general and administrative
  expenses                                                                 4,073               4,056               8,001

Amortization expense                                                         806                 341                 -
                                                                         -------            --------             -------

     Operating income (loss)                                               4,958              (4,106)              6,196

Interest expense                                                          (2,040)               (976)                (73)

Interest income                                                               38                  24                  79

Unrealized exchange gain (loss)                                              (88)                341                 (40)

Other income                                                                  12                  61                   4
                                                                         -------            --------             -------

Income (loss) before provision
  (benefit) for income taxes and
  minority interest                                                        2,880              (4,656)              6,166

    Provision (benefit) for income taxes                                   1,143              (1,656)                827

    Minority interest in loss (earnings)
      of subsidiary                                                            4                  69                (136)
                                                                         -------            --------             -------

Income before extraordinary item                                           1,741              (2,931)              5,203

   Extraordinary item - loss on early
     extinguishment of debt, net                                             -                (1,804)                -
                                                                         -------            --------             -------

Net income (loss)                                                        $ 1,741            $ (4,735)            $ 5,203
                                                                         -------            --------             -------
                                                                         -------            --------             -------



   The accompanying notes are an integral part of these consolidated statements.

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS - UNAUDITED)

                                                                                            TRIDENT              FKI
                                                                        COMPANY           PREDECESSOR         PREDECESSOR
                                                                    ----------------    ---------------     ------------------
                                                                       Two months          One month         Three months
                                                                      ended June 30,      ended April 30,    ended June 30,
                                                                          1998                 1998                1997
                                                                    ----------------    ---------------     ------------------
OPERATING ACTIVITIES:
Net income (loss)                                                       $  1,741            $ (4,735)           $  5,203
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities-
            Depreciation and amortization                                  2,000               1,456               3,146
            Write-off of deferred financing costs                            -                 2,775                 -
            Unrealized exchange gain (loss)                                   88                (341)                -
            Minority interest                                                 (4)                (69)                136
            Changes in other operating items                             (13,432)              3,004             (13,533)
                                                                        --------            --------            --------
               Net cash provided by (used in) operating activities        (9,607)              2,090              (5,048)
                                                                        --------            --------            --------
INVESTING ACTIVITIES:
     Capital expenditures, net                                            (2,882)             (2,454)             (1,741)
                                                                        --------            --------            --------
FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                -                50,000                 -
     Proceeds from borrowings on revolving credit facility                 9,829               3,500                 -
     Repayment of debt                                                    (3,500)            (52,800)
     Net borrowings from FKI plc                                             -                   -                 6,938
                                                                        --------            --------            --------
               Net cash provided by financing activities                   6,329                 700               6,938
                                                                        --------            --------            --------
EFFECT OF EXCHANGE RATES ON CASH                                          (1,449)                690                (149)
                                                                        --------            --------            --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (7,609)              1,026                 -

CASH AND CASH EQUIVALENTS, beginning of period                            12,441              11,415                 -
                                                                        --------            --------            --------
CASH AND CASH EQUIVALENTS, end of period                                $  4,832            $ 12,441            $    - .
                                                                        --------            --------            --------
                                                                        --------            --------            --------


   The accompanying notes are an integral part of these consolidated statements.

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY:

     On April 30, 1998, Trident Automotive plc (the ''Company'') was acquired by Dura Automotive Systems (UK), Ltd. ("Dura Ltd."), a wholly owned subsidiary of Dura Automotive Systems, Inc. ("Dura") (the "Dura Acquisiton"). Dura Ltd. acquired all of the outstanding shares of the Company for an aggregate purchase price of approximately $87.5 million and assumed the Company's outstanding indebtedness of approximately $128 million.

     Dura Ltd. is a wholly-owned subsidiary of Dura Automotive Systems, Inc., a Delaware corporation, which is a leading designer and manufacturer of driver control systems, engineered mechanical components and cable-related systems for the global automotive industry.

     The Company was formed on December 12, 1997, when it acquired substantially all of the assets and the operations of the FKI Automotive Group from FKI plc (the "FKI Acquisition"). The aggregate purchase price, including transaction costs, was approximately $170 million. The FKI Acquisition was financed with $42.5 million in equity contributions, $75 million in proceeds from a private placement of the Company's 10% Senior Subordinated Notes due 2005 (the "Notes") and borrowings under a $105 million secured credit facility.

     In connection with the Dura Acquisition, the Company's credit facility was replaced by a new Credit Agreement (see Note 3). The initial borrowing under the Credit Agreement occurred concurrent with the Dura Acquisition. Accordingly, deferred financing costs related to the Company's former credit facility were written-off in April 1998 resulting in an extraordinary charge of approximately $1.8 million, net of the related tax benefit of approximately $1.0 million.

     The Dura Acquisition constituted a change of control as defined by the Company's Notes Indenture ("Indenture"). Upon the occurrence of a change of control, each holder of the Notes may require the Company to repurchase all or any part of the Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued interest and other specified costs to the date of repurchase. Pursuant to the terms of the Indenture, Dura initiated a change of control offer to the holders of the Notes on May 8, 1998. No holders tendered their Notes prior to the June 20, 1998 expiration of the offer.

     The FKI Acquisition and the Dura Acquisition were both accounted for using the purchase method of accounting. Accordingly, the assets and liabilities at each of the acquisition dates were recorded at their fair value. The excess of the respective purchase prices was recorded as goodwill and is being amortized over forty years. In the accompanying consolidated financial statements, for the period prior to December 12, 1997, the Company is referred to as the FKI Predecessor. For the period from December 12, 1997 to April 30, 1998, the Company is referred to as the Trident Predecessor. The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1998.

     Revenues and operating results for the one month ended April 30, 1998 and the two months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     The following unaudited pro forma financial information for the three months ended June 30, 1998 and 1997 give effect to the Dura Acquisition as if it had occurred at the beginning of the periods. The unaudited pro forma information does not purport to represent what the Company's result of operations would actually have been if such transaction in fact had occurred at such date nor to project the Company's results of future operations (in thousands):

                               Three Months Ended June 30,
                               ---------------------------
                                   1998           1997
                               ------------   ------------
     Revenues                    $76,446        $80,762
                                 -------        -------
                                 -------        -------

     Operating income            $   790        $ 4,987
                                 -------        -------
                                 -------        -------

     Net income (loss)           $(1,312)       $ 1,046
                                 -------        -------
                                 -------        -------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Inventories--Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of the following (in thousands):

                               June 30, 1998  March 31, 1998
                               -------------  --------------
     Finished products           $ 1,039        $ 4,158
     Work-in-process               5,468          6,755
     Raw materials                 8,215          7,885
                                 -------        -------
     Total                       $14,722        $18,798
                                 -------        -------
                                 -------        -------


     Supplemental Cash Flow Information--The Company paid cash in the following amounts for interest and income taxes (in thousands):

                              Two Months      One Month       Three Months
                             Ended June 30,  Ended April 30,  Ended June 30,
                                  1998            1998            1997
                             --------------  ---------------  --------------
     Income taxes                 $1,781         $  -           $  -

     Interest                      3,812            361            -

NOTE 3 - LONG TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                               June 30,      March 31,
                                                 1998           1998
                                              ---------      ---------
     Bank Credit Agreement:
         Term loan                             $ 50,000       $ 50,000
         Revolving credit facility                9,829          2,800

     10% Senior Subordinated
         Notes, due 2005                         75,000         75,000
                                               --------       --------
                                                134,829        127,800

     Less - current portion                      (1,500)        (1,500)
                                               --------       --------

     Total long-term debt                      $133,329       $126,300
                                               --------       --------
                                               --------       --------

     On April 30, 1998, in connection with the Dura Acquisition, Dura and the Company entered into a new $402.5 million credit agreement (the "Credit Agreement"). The Credit Agreement provided Dura with total revolving credit facilities of $225 million, term loans of $100 million, an acquisition facility of $30 million and a twelve-month interim loan of $47.5 million. The Credit Agreement made available to the Company, as a sub-facility, a $50 million term loan, a $25 million revolving credit and letter-of-credit facility and a $30 million acquisition facility (the "Trident Sub-Facility"). The Credit Agreement has a term of five years and borrowings bear interest at the lenders reference rate or the Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 6.875% to 8.625% as of June 30, 1998. The Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Pursuant to the terms of the Credit Agreement, Dura and certain of its subsidiaries will provide guarantees and collateral to support obligations owing under the Trident Sub-Facility; but, so long as the Notes remain outstanding, neither the Company nor any of its subsidiaries have guaranteed any obligations that are not borrowed pursuant to the Trident Sub-Facility. Under the terms of the Credit Agreement, an event of default by Dura also causes an event of default under the Trident Sub-Facility. The Company and Dura were in compliance with the covenants as of June 30, 1998. The assets of the Company have been pledged as collateral to secure borrowings under the Trident Sub-Facility.

     The Credit Agreement provides the Company with the ability to denominate its revolving credit borrowings in foreign currencies. As of June 30, 1998, $8.5 million of borrowings were denominated in US dollars and $1.3 million were denominated in British pound sterling.

     The 10% Senior Subordinated Notes were issued on December 12, 1997, concurrent with the FKI Acquisition. Interest is payable semi-annually on June 15 and December 15 of each year. As further discussed in Note 5, the Notes are guaranteed by certain subsidiaries of the Company.

NOTE 4 - ACCOUNTING CHANGES

     Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $.7 million, $(5.4) million and $4.6 million for the two months ended June 30, 1998, the one month ended April 30, 1998 and the three months ended June 30, 1997, respectively.

     During February 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of such obligations. SFAS No. 132 superceded SFAS No. 106; "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either and asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing method of adoption.

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's businesses. Each Guarantor is a direct or indirect wholly-owned subsidiary of Trident Automotive plc and has fully and unconditionally guaranteed, on a joint and several basis, the Notes. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because management believes that such information is not material. For presentation purposes, the consolidating financial data for the one month ended April 30, 1998 and the two months ended June 30, 1998 have been combined.

NOTE 5 -  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
     INFORMATION (Continued):

                  CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 1998
                                   (IN THOUSANDS)


                                                                                              Non-
                                                              Trident       Guarantor      Guarantor
                                                           Automotive plc   Companies      Companies     Eliminations   Consolidated
                                                           --------------   ---------      ---------     ------------   ------------
                      ASSETS
Current assets:
     Cash and cash equivalents                               $      44      $   1,744      $   3,044      $     -        $   4,832
     Accounts receivable, net                                      -           39,660         19,237            -           58,897
     Inventories                                                   -           11,193          3,529            -           14,722
     Due from affiliates                                         3,896          8,414            782        (13,092)           -
     Other current assets                                          -            7,958          3,197            -           11,155
                                                             ---------      ---------      ---------      ---------       --------
               Total current assets                              3,940         68,969         29,789        (13,092)        89,606

Property, plant and  equipment                                     -           43,595         11,151            -           54,746
Note receivable from subsidiaries                                  -           23,246            -          (23,246)           -
Goodwill                                                         7,468        115,210         24,007        146,685
Deferred financing costs                                         4,381            -              -              -            4,381
Investment in subsidiaries                                     163,448         14,612            -         (178,060)           -
Other assets                                                       -           16,056          1,324            -           17,380
                                                             ---------      ---------      ---------      ---------       --------
               Total assets                                  $ 179,237      $ 281,688      $  66,271      $(214,398)     $ 312,798
                                                             ---------      ---------      ---------      ---------       --------
                                                             ---------      ---------      ---------      ---------       --------
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                       $   1,500      $     -        $     -        $     -        $   1,500
     Accounts payable                                              -           26,643          9,663            -           36,306
     Accrued expenses                                             (138)        20,255          9,592            -           29,709
     Due to affiliates                                          11,285            -            1,532        (12,817)           -
                                                             ---------      ---------      ---------      ---------       --------
               Total current liabilities                        12,647         46,898         20,787        (12,817)        67,515

Non-current liabilities:
     Long-term debt, less current portion                      123,500          9,829            -              -          133,329
     Note payable to Parent                                        -              -           23,521        (23,521)           -
     Accrued pension and other postretirement liabilities          -           13,378            971            -           14,349
     Other noncurrent liabilities                                  -           50,434          3,201              -         53,635
                                                             ---------      ---------      ---------      ---------       --------
               Total liabilities                               136,147        120,539         48,480        (36,338)       268,828

Commitments and contingencies
Minority interest in subsidiary company                            -              -              880            -              880

Shareholders' equity                                            43,090        161,149         16,911       (178,060)        43,090
                                                             ---------      ---------      ---------      ---------       --------
               Total liabilities and shareholders' equity    $ 179,237      $ 281,688      $  66,271      $(214,398)      $312,798
                                                             ---------      ---------      ---------      ---------       --------
                                                             ---------      ---------      ---------      ---------       --------

NOTE 5 -CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
     INFORMATION (Continued):


         CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                   JUNE 30, 1998
                                   (IN THOUSANDS)

                                                                                              Non-
                                                              Trident       Guarantor      Guarantor
                                                           Automotive plc   Companies      Companies     Eliminations   Consolidated
                                                           --------------   ---------      ---------     ------------   ------------
Revenues                                                     $     -        $  60,128      $  16,706      $    (388)      $ 76,446

Cost of sales                                                      -           53,065         13,641           (388)        66,318
                                                             ---------      ---------      ---------      ---------       --------
          Gross profit                                             -            7,063          3,065            -           10,128

Selling , general and administrative expenses                       22          5,965          2,142            -            8,129
Amortization  expense                                               58            906            183            -            1,147
                                                             ---------      ---------      ---------      ---------       --------
          Operating income (loss)                                  (80)           192            740            -              852

Interest expense                                                (2,909)           (58)           (49)           -           (3,016)
Interest expense-intercompany                                      -           (3,062)          (558)         3,620            -
Interest income                                                    -               27             35            -               62
Interest income - intercompany                                     -            3,620            -           (3,620)           -
Unrealized exchange gain (loss)                                    -             (361)           614            -              253
Equity in net income of subsidiary                                 748            628            -           (1,376)           -
Other income                                                       -              -               73            -               73
                                                             ---------      ---------      ---------      ---------       --------
   Net income (loss) before provision for
    income  taxes and minority interest                         (2,241)           986            855         (1,376)        (1,776)

Provision (benefit) for income taxes                            (1,051)           239            299            -             (513)
Minority interest                                                  -              -               73            -               73
                                                             ---------      ---------      ---------      ---------       --------
Net income (loss) before extraordinary item                     (1,190)           747            629         (1,376)        (1,190)

Extraordinary item - loss on early
  extinguishment of debt, net                                   (1,804)           -              -                -         (1,804)
                                                             ---------      ---------      ---------      ---------       --------
          Net income (loss)                                  $  (2,994)     $     747      $     629      $  (1,376)      $ (2,994)
                                                             ---------      ---------      ---------      ---------       --------
                                                             ---------      ---------      ---------      ---------       --------

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):


         CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                   JUNE 30, 1998
                                   (IN THOUSANDS)


                                                                                              Non-
                                                              Trident       Guarantor      Guarantor
                                                           Automotive plc   Companies      Companies     Eliminations   Consolidated
                                                           --------------   ---------      ---------     ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)                                            $  (2,996)     $     747      $     629      $  (1,374)      $ (2,994)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities-
            Depreciation and amortization                           60          2,715            681            -            3,456
            Write-off of deferred financing costs                2,775            -              -              -            2,775
            Unrealized exchange gain (loss)                        -              361           (614)           -             (253)
            Minority interest                                      -              -              (73)           -              (73)
            Changes in other operating items                     2,710        (13,409)        (2,971)         3,242        (10,428)
                                                             ---------      ---------      ---------      ---------       --------
              Net cash provided by (used in)                     2,549         (9,586)        (2,348)         1,868         (7,517)
                  operating activities

INVESTING ACTIVITIES:
     Capital expenditures, net                                     -           (4,977)          (359)           -           (5,336)
                                                             ---------      ---------      ---------      ---------       --------
FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                   50,000            -              -              -           50,000
     Proceeds from borrowings under revolving credit
       facility                                                 (1,300)         9,829            -              -            8,529
     Repayment of debt                                         (51,500)           -              -              -          (51,500)
                                                             ---------      ---------      ---------      ---------       --------
              Net cash provided by (used in)                    (2,800)         9,829            -              -            7,029
                  financing activities
                                                             ---------      ---------      ---------      ---------       --------
EFFECT OF EXCHANGE RATES ON CASH                                   -              178            931         (1,868)          (759)
                                                             ---------      ---------      ---------      ---------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (251)        (4,556)        (1,776)           -           (6,583)

CASH AND CASH EQUIVALENTS, beginning of period                     295          6,300          4,820            -           11,415
                                                             ---------      ---------      ---------      ---------       --------
CASH AND CASH EQUIVALENTS, end of period                     $      44      $   1,744      $   3,044      $     -         $  4,832
                                                             ---------      ---------      ---------      ---------       --------
                                                             ---------      ---------      ---------      ---------       --------

NOTE 5 -  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
          INFORMATION (Continued):

             CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS
                                ENDED JUNE 30, 1997
                                   (IN THOUSANDS)

                                                                                              Non-
                                                             Guarantor      Guarantor
                                                             Companies      Companies     Eliminations   Consolidated
                                                             ---------      ---------     ------------   ------------
Revenues                                                     $  62,686      $  18,716      $    (640)      $ 80,762

Cost of sales                                                   51,715         15,490           (640)        66,565
                                                             ---------      ---------      ---------       --------
          Gross profit                                          10,971          3,226            -           14,197

Selling , general and administrative expenses                    5,878          2,123            -            8,001
                                                             ---------      ---------      ---------       --------
          Operating income                                       5,093          1,103            -            6,196

Interest expense                                                    (9)           (64)           -              (73)
Interest income                                                    -               79            -               79
Unrealized exchange loss                                           (10)           (30)           -              (40)
Other income                                                         4            -              -                4
                                                             ---------      ---------      ---------       --------
          Income before provision for income
            taxes                                                5,078          1,088            -            6,166

Provision for income taxes                                         446            381            -              827
Minority interest                                                  -             (136)           -             (136)
                                                             ---------      ---------      ---------       --------
          Net income                                         $   4,632      $     571      $     -         $  5,203
                                                             ---------      ---------      ---------       --------
                                                             ---------      ---------      ---------       --------

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Certain components of the results of operations for the periods presented are not directly comparable as a result of the application of purchase accounting and the financing related to the FKI Acquisition on December 12, 1997 and the Dura Acquisition on April 30, 1998. The acquisitions were partially financed with debt resulting in significantly higher interest expense as compared to periods prior to December 12, 1997. In addition, the purchase price in excess of the fair value of the net assets acquired has been reflected as goodwill which is being amortized over forty years. There was no amortization expense in the periods prior to December 12, 1997.

Certain components of results of operations (revenues, cost of sales, gross profit and selling, general and administrative expenses) are comparable for the one month ended April 30, 1998 and the two months ended June 30, 1998. Accordingly, such components have been combined for the three months ended June 30, 1998 for purposes of management's discussion and analysis as follows:

                                               Company and
                                           Trident Predecessor  FKI Predecessor
                                              Combined Three      Three Months
                                                Months Ended      Ended June 30,
                                                June 30, 1998         1997
                                           -------------------  ----------------
    Revenues                                       $76,446          $80,762

    Cost of sales                                   66,318           66,565
                                                   -------          -------

      Gross profit                                 $10,128          $14,197
                                                   -------          -------
                                                   -------          -------

    Selling, general and administrative
     expenses                                      $ 8,129          $ 8,001
                                                   -------          -------
                                                   -------          -------

REVENUES.   Revenues decreased by $4.4 million for the combined three months ended June 30 1998 to $76.4 million from $80.8 million for the three months ended June 30, 1997. This decrease was to the result of the balance out of certain forward lighting programs. In addition, revenues were reduced by $1.1 million as a result of changes in foreign currency exchange rates.

GROSS PROFIT.   Total gross profit decreased by $4.1 million for the combined three months ended June 30 1998 to $10.1 million from $14.2 million for the three months ended June 30, 1997. This decrease in gross profit was due to the reduction in revenues and a charge of approximately $3.6 million relating to the recognition of obligations to certain customers which was recognized in April 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $8.1 million for the combined three months ended June 30 1998 a slight increase as compared to the $8.0 million for the three months ended June 30, 1997.

AMORTIZATION EXPENSE. Amortization expense was $0.8 million for the two months ended June 30, 1998 and $0.3 million for the one month ended April 30, 1998. The expense represents amortization of goodwill that was recorded in connection with the FKI Acquisition and the Dura Acquisition. There was no amortization expense for the three months ended June 30, 1997.

INTEREST EXPENSE. Interest expense, net of interest income was $2.0 million for the two months ended June 30, 1998 and $1.0 million for the one month ended April 30, 1998. For the interest results from borrowings used to finance the FKI Acquisition and Dura Acquisition.

PROVISION FOR INCOME TAXES. The effective income tax rate was 39.7% for the two months ended June 30, 1998, 35.6% for the month ended April 30, 1998 and 13.4% for the three months ended June 30, 1997. The effective rates differed from the statutory rates as a result of state income taxes, foreign income taxes and the effects of non-deductible goodwill amortization.

EXTRAORDINARY ITEM. The extraordinary loss for the one month ended April 30, 1998 represents the write-off, net of income tax benefit, of deferred financing costs related to the Company's former credit facility. The former credit facility was terminated in connection with the Dura Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funds is anticipated to be its cash flows from operations. During the combined three months ended June 30, 1998, the Company generated cash from operations of $2.9million, before the effects of changes in working capital, compared to $8.5 million in 1997. The Company estimates that it will fund approximately $11 million in capital expenditures for the remainder of fiscal year 1999. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to support continued cost reduction efforts.

On April 30, 1998, in connection with the Dura Acquisition, Dura and the Company entered into a new $402.5 million credit agreement ("Credit Agreement"). The Credit Agreement provided Dura with total revolving credit facilities of $225 million, term loans of $100 million, an acquisition facility of $30 million and a twelve-month interim loan of $47.5 million. The Credit Agreement made available to the Company, as a sub-facility, a $50 million term loan, a $25 million revolving credit and letter of credit facility and a $30 million acquisition facility (the "Trident Sub-Facility"). The Credit agreement has a term of five years and borrowings bear interest at the lenders reference rate or the Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 6.875% to 8.625% as of June 30, 1998. The Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Pursuant to the terms of the Credit Agreement, Dura and certain of its subsidiaries will provide guarantees and collateral to support obligations owing under the Trident Sub-Facility; but, so long as the Notes remain outstanding, neither the Company nor any of its subsidiaries have guaranteed any obligations that are not borrowed pursuant to the Trident Sub-Facility. Under the terms of the Credit Agreement, an event of default by Dura also causes an event of default under the Trident Sub-Facility. The Company and Dura were in compliance with the covenants as of June 30, 1998. The assets of the Company have been pledged as collateral borrowings under the Credit Agreement.

The Company believes borrowing availability under its new credit facility, together with funds generated by the Company's operations, will provide sufficient liquidity and capital resources for working capital, capital expenditures and other needs through fiscal 1999.

EFFECTS OF INFLATION

Inflation potentially affects the Company in two principal ways. First, a portion of the Company's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, the Company has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that the Company serves. In the past few years, however, inflation has not been a significant factor for the Company.

FOREIGN CURRENCY TRANSACTIONS

A significant portion of the Company's revenues are derived from manufacturing operations in Europe, Latin America and Canada. The results of operations and the financial position of the Company's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of the Company's assets are also based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of shareholders' equity. Accordingly, the Company's consolidated shareholders' equity will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

The Company's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency, however, the Company may, from time to time, engage in hedging programs intended to reduce its exposure to currency fluctuations.

YEAR 2000

The Company is in the process of replacing and upgrading its computer systems, which, among other things, will accommodate the year 2000 issues. The Company currently expects its computer systems to be year 2000 compliant prior to the year 2000 so as not to adversely affect its operations. The Company does not expect that the cost of achieving year 2000 compliance will have a significant effect on its financial position or results of operations. However, failure of the Company to make required modifications on a timely basis or the inability of other companies with which the Company does business to complete their year 2000 modifications on a timely basis, could adversely affect the Company's operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 14, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.

During February 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those obligations. SFAS No. 132 superceded SFAS No. 106; "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

                            PART II.  OTHER INFORMATION

                               TRIDENT AUTOMOTIVE PLC

Item 1.   Legal Proceedings:

          None

Item 2.   Change in Securities:

          None

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               27.1 Financial Data Schedule.

          (a)  Reports on Form 8-K:

               None

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIDENT AUTOMOTIVE PLC


Date:  August 19, 1998                  By /s/ Stephen E.K. Graham
                                           ---------------------------
                                             Stephen E.K. Graham
                                             Secretary