Form 10-Q
period 1998-09-30
TRIDENT AUTOMOTIVE PLC
filed 1998-11-13
CIK 1053616

                                     Form 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                         _________________________________


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended September 30, 1998

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

         2791RESEARCH DRIVE
     ROCHESTER HILLS, MICHIGAN                                 48309
(address of principal executive officers)                   (Zip Code)

                                   (248) 299-7500
                (Registrant's telephone number, including area code)

                                47000 Liberty Drive
                               Wixom, Michigan  48393
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes ___                       No X

All of the outstanding capital stock of the Registrant is held by Dura Automotive Systems (UK) Limited.

As of September 30, 1998, the Registrant had 50,000 Ordinary Shares of L1 each and 17,000,000 Ordinary Shares of $1 each outstanding.

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        FKI
                                                                      Company       Predecessor
                                                                    -----------     -----------
                                                                     SEPT. 30,       MARCH 31,
                                                                        1998           1998
                                                                    -----------     -----------
                                                                    (unaudited)
                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $  4,875       $ 11,415
     Accounts receivable, less allowance for doubtful
          accounts of $1,574 and $1,745                                 55,721         48,875
     Inventories                                                        16,816         18,798
     Other current assets                                               10,249         10,526
                                                                     ---------       --------
               Total current assets                                     87,661         89,614
                                                                     ---------       --------
PROPERTY, PLANT AND EQUIPMENT, NET                                      55,669         64,873

GOODWILL, NET                                                          146,568         88,945

OTHER ASSETS, NET                                                       22,949         15,398
                                                                     ---------       --------
                                                                      $312,847       $258,830
                                                                     ---------       --------
                                                                     ---------       --------
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                $  3,000       $  1,500
     Accounts payable                                                   30,319         37,018
     Accrued expenses                                                   53,704         28,570
                                                                     ---------       --------
               Total current liabilities                                87,023         67,088

NONCURRENT LIABILITIES:
     Long-term debt, less current portion                              137,523        126,300
     Accrued pension and other postretirement liabilities               12,957         12,891
     Other noncurrent liabilities                                       26,574         11,536
                                                                     ---------       --------
               Total liabilities                                       264,077        217,815
                                                                     ---------       --------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY COMPANY                                    844          1,170
                                                                     ---------       --------
REDEEMABLE U.S. DOLLAR ORDINARY SHARES:
     $1 par value; 0 and 296,000 shares issued and outstanding;
       valued at redemption value                                        --               740
                                                                     ---------       --------
SHAREHOLDERS' EQUITY:
     Common stock -
       Sterling ordinary shares; $1.70 par value; 50,000 shares
         issued and outstanding                                             85             85
       U.S. Dollar ordinary shares; $1.00 par value; 25,000,000
         shares authorized; 17,000,000 and 16,704,000 shares issued
         and outstanding                                                17,000         16,704
     Additional paid-in-capital                                         24,000         23,556
     Retained earnings                                                   3,623            123
     Cumulative translation adjustment                                   3,218         (1,363)
                                                                     ---------       --------
               Total shareholders' equity                               47,926         39,105
                                                                     ---------       --------
                                                                      $312,847       $258,830
                                                                     ---------       --------
                                                                     ---------       --------


                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS  - UNAUDITED)


                                                                   FKI
                                             COMPANY            PREDECESSOR
                                        ------------------   ------------------
                                        Three months ended   Three months ended
                                        September 30, 1998   September 30, 1997
                                        ------------------   ------------------
Revenues                                      $64,360              $67,701

Cost of sales                                  51,356               56,228
                                        ------------------   ------------------

  Gross profit                                 13,004               11,473

Selling, general and administrative
  expenses                                      5,722                8,260

Amortization expense                            1,349                  --
                                        ------------------   ------------------

  Operating income                              5,933                3,213

Interest expense                               (2,878)                (256)

Interest income                                    65                  232

Exchange gain                                      28                   40

Other income (expense)                             49                  (88)
                                        ------------------   ------------------

  Income before provision for income
    taxes and minority interest                 3,197                3,141

Provision for income taxes                      1,357                2,742

Minority interest in loss of subsidiary            42                  136
                                        ------------------   ------------------
  Net income                                  $ 1,882               $  535
                                        ------------------   ------------------
                                        ------------------   ------------------

 The accompanying notes are an integral part of these consolidated statements.

                    TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          (IN THOUSANDS  -  UNAUDITED)

                                                                 Trident              FKI
                                              COMPANY          Predecessor        PREDECESSOR
                                        ------------------   ---------------   ------------------
                                         Five months ended   One month ended    Six months ended
                                        September 30, 1998    April 30, 1998   September 30, 1997
                                        ------------------   ---------------   ------------------
Revenues                                      $114,331            $26,475            $148,463

Cost of sales                                   91,490             26,184             122,793
                                        ------------------   ---------------   ------------------

  Gross profit                                  22,841                291              25,670

Selling, general and administrative
  expenses                                       9,795              4,056              16,261

Amortization expense                             2,155                341                --
                                        ------------------   ---------------   ------------------

  Operating income (loss)                       10,891             (4,106)              9,409

Interest expense                                (4,918)              (976)               (329)

Interest income                                    103                 24                 311

Exchange gain (loss)                               (60)               341                 (77)

Other income                                        61                 61                 100
                                        ------------------   ---------------   ------------------

  Income (loss) before provision
    (benefit) for income taxes and
    minority interest                            6,077             (4,656)              9,414

Provision (benefit) for income taxes             2,500             (1,656)              3,569

Minority interest in (profit) loss of
  subsidiary                                        46                 69                (107)
                                         ------------------   ---------------   ------------------

  Income (loss) before extraordinary
    item                                         3,623             (2,931)              5,738

Extraordinary item - loss on early
  extinguishment of debt, net                     --               (1,804)               --
                                        ------------------   ---------------   ------------------

  Net income (loss)                           $  3,623            $(4,735)           $  5,738
                                        ------------------   ---------------   ------------------
                                        ------------------   ---------------   ------------------

 The accompanying notes are an integral part of these consolidated statements.

                    TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                         TRIDENT                FKI
                                                                      COMPANY          PREDECESSOR          PREDECESSOR
                                                                  ---------------     --------------     ------------------
                                                                    Five months          One month           Six months
                                                                  ended September     ended April 30,    ended September 30,
                                                                     30, 1998              1998                 1997
                                                                  ---------------     --------------     ------------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $  3,623           $ (4,735)             $ 5,738
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities-
            Depreciation and amortization                               5,460              1,456                6,534
            Write-off of deferred financing costs                          --              2,775                   --
            Exchange gain (loss)                                           60               (341)                  77
            Minority interest                                             (46)               (69)                 107
            Changes in other operating items                          (23,478)             3,004                  418
                                                                  -----------        -----------          -----------
             Net cash provided by (used in) operating activities      (14,381)             2,090               12,874
                                                                  -----------        -----------          -----------
INVESTING ACTIVITIES:
     Capital expenditures, net                                         (5,540)            (2,454)              (3,760)
                                                                  -----------        -----------          -----------
FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt                              --             50,000                   --
     Proceeds from borrowings on revolving credit facility             27,145              3,500                   --
     Repayment of debt                                                (15,500)           (52,800)                  --
     Net repayment to FKI plc                                              --                 --               (9,663)
                                                                  -----------        -----------          -----------
             Net cash provided by (used in) financing activities       11,645                700               (9,663)
                                                                  -----------        -----------          -----------
EFFECT OF EXCHANGE RATES ON CASH                                          710                690                  549
                                                                  -----------        -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (7,566)             1,026                   --

CASH AND CASH EQUIVALENTS, beginning of period                         12,441             11,415                   --
                                                                  -----------        -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                             $  4,875          $  12,441              $    --
                                                                  -----------        -----------          -----------
                                                                  -----------        -----------          -----------

 The accompanying notes are an integral part of these consolidated statements.

                      TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY:

     Trident Automotive plc (the "Company") was formed on December 12, 1997, when it acquired substantially all of the assets and the operations of the FKI Automotive Group from FKI plc (the "FKI Acquisition"). The aggregate purchase price, including transaction costs, was approximately $170 million. The FKI Acquisition was financed with $42.5 million in equity contributions, $75 million in proceeds from a private placement of the Company's 10% Senior Subordinated Notes due 2005 (the "Notes") and borrowings under a $105 million secured credit facility.

     On April 30, 1998, the Company was acquired by Dura Automotive Systems
     (UK), Ltd. ("Dura Ltd."), a wholly owned subsidiary of Dura Automotive Systems, Inc. ("Dura") (the "Dura Acquisiton"). Dura Ltd. acquired all of the outstanding shares of the Company for an aggregate purchase price of approximately $87.5 million and assumed the Company's outstanding indebtedness of approximately $128 million.

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

     The Dura Acquisition constituted a change of control as defined by the Company's Notes Indenture ("Indenture"). Upon the occurrence of a change of control, each holder of the Notes may require the Company to repurchase all or any part of the Notes held by such holder at an offer price in cash equal to 101% of the aggregate principal amount thereof, plus accrued interest and other specified costs to the date of repurchase. Pursuant to the terms of the Indenture, Dura initiated a change of control offer to the holders of the Notes on May 8, 1998. No holders tended their Notes.

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

     Revenues and operating results for the one month ended April 30, 1998 and the five months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     The following unaudited pro forma financial information for the six months ended September 30, 1998 and 1997 give effect to the Dura Acquisition as if it had occurred at the beginning of the periods. The unaudited pro forma information does not purport to represent what the Company's result of operations would actually have been if such transaction in fact had occurred at such date nor to project the Company's results of future operations (in thousands):

                                             Six Months Ended September 30,
                                             ------------------------------
                                                  1998            1997
                                             --------------  --------------
         Revenues                               $140,806        $148,463
                                             --------------  --------------
                                             --------------  --------------
         Operating income                       $  6,695        $  6,823
                                             --------------  --------------
                                             --------------  --------------
         Net income                             $    542        $     60
                                             --------------  --------------
                                             --------------  --------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Inventories--Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of the following (in thousands):

                                         Sept. 30, 1998      March 31, 1998
                                         --------------      --------------
     Finished products                      $ 3,486             $ 4,158
     Work-in-process                          7,100               6,755
     Raw materials                            6,230               7,885
                                         --------------      --------------
              Total                         $16,816             $18,798
                                         --------------      --------------
                                         --------------      --------------

     Supplemental Cash Flow Information--The Company paid cash in the following amounts for interest and income taxes (in thousands):

                       Five Months          One Month           Six Months
                          Ended               Ended               Ended
                    September 30, 1998    April 30, 1998    September 30, 1997
                    ------------------    --------------    ------------------
     Income taxes         $2,789               $ --                $ --

     Interest              4,751                361                  --


NOTE 3 - LONG TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                             September 30,       March 31,
                                                 1998              1998
                                             ------------       ----------
     Bank Credit Agreement:
       Term loan                               $ 50,000          $ 50,000
       Revolving credit facility                 15,132             2,800
     Capital Leases                                 391                --
     Notes, due 2005                             75,000            75,000
                                             ------------       ----------
                                                140,523           127,800

     Less - current portion                      (3,000)           (1,500)
                                             ------------       ----------
             Total long-term debt              $137,523          $126,300
                                             ------------       ----------

     On April 30, 1998, in connection with the Dura Acquisition, Dura and the Company entered into a new $402.5 million credit agreement (the "Credit Agreement"). The Credit Agreement provided Dura with total revolving credit facilities of $225 million, term loans of $100 million, an acquisition facility of $30 million and a twelve-month interim loan of $47.5 million. The Credit Agreement made available to the Company, as a sub-facility, a $50 million term loan, a $25 million revolving credit and letter-of-credit facility and a $30 million acquisition facility (the "Trident Sub-Facility"). The Credit Agreement has a term of five years and borrowings bear interest at the lenders reference rate or the Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 6.275% to 9.3125% as of September 30, 1998. The Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Pursuant to the terms of the Credit Agreement, Dura and certain of its subsidiaries will provide guarantees and collateral to support obligations owing under the Trident Sub-Facility; but, so long as the Notes remain outstanding, neither the Company nor any of its subsidiaries have guaranteed any obligations that are not borrowed pursuant to the Trident Sub-Facility. Under the terms of the Credit Agreement, an event of default by Dura also causes an event of default under the Trident Sub-Facility. The Company and Dura were in compliance with the covenants as of September 30, 1998. The assets of the Company have been pledged as collateral to secure borrowings under the Trident Sub-Facility.

     The Credit Agreement provides the Company with the ability to denominate its revolving credit borrowings in foreign currencies. As of September 30, 1998, $11.5 million of borrowings were denominated in US dollars, $2.4 million were denominated in British pound sterling and $1.2 million were denominated in Canadian dollars.

     The Notes were issued on December 12, 1997, concurrent with the FKI Acquisition. Interest is payable semi-annually on June 15 and December 15 of each year. As further discussed in Note 5, the Notes are guaranteed by certain subsidiaries of the Company.

NOTE 4 - ACCOUNTING CHANGES

     Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $3.5 million for the combined six months ended September 30, 1998 and $8.0 million for the six months ended September 30, 1997.

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

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's businesses. Each Guarantor is a direct or indirect wholly-owned subsidiary of Trident Automotive plc and has fully and unconditionally guaranteed, on a joint and several basis, the Notes. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because management believes that such information is not material. For presentation purposes, the consolidating financial data for the one month ended April 30, 1998 and the five months ended September 30, 1998 have been combined.

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

             CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 1998
                              (IN THOUSANDS)


                                                                            Non-
                                                Trident      Guarantor   Guarantor
                                            Automotive plc   Companies   Companies   Eliminations   Consolidated
                                            --------------   ---------   ---------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                   $     57       $  1,042    $  3,776    $      --        $  4,875
  Accounts receivable, net                          --         37,516      18,205                       55,721
  Inventories                                       --         13,012       3,804           --          16,816
  Due from affiliates                            1,056         14,198         434      (15,688)             --
  Other current assets                              --          6,993       3,256           --          10,249
                                              --------       --------    --------    ---------        --------
    Total current assets                         1,113         72,761      29,475      (15,688)         87,661

Property, plant and  equipment                      --         43,674      11,995           --          55,669
Note receivable from subsidiaries                   --         22,281          --      (22,281)             --
Goodwill                                         9,714        113,150      25,207       (1,503)        146,568
Other assets, net                              170,076         34,227       1,383     (182,737)         22,949
                                              --------       --------    --------    ---------        --------
    Total assets                              $180,903       $286,093    $ 68,060    $(222,209)       $312,847
                                              --------       --------    --------    ---------        --------
                                              --------       --------    --------    ---------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $  3,000       $     --    $     --    $      --        $  3,000
  Accounts payable                                  --         21,510       8,809           --          30,319
  Accrued expenses                                (401)        45,408       8,697           --          53,704
  Due to affiliates                             11,854          2,463       1,371      (15,688)             --
                                              --------       --------    --------    ---------        --------
    Total current liabilities                   14,453         69,381      18,877      (15,688)         87,023
Non-current liabilities:
  Long-term debt, less current portion         122,000         15,145         378           --         137,523
  Note payable to Parent                        (3,476)         1,690      25,762      (23,976)             --
  Accrued pension and other postretirement
    liabilities                                     --         11,881       1,076           --          12,957
  Other noncurrent liabilities                      --         23,697       2,877           --          26,574
                                              --------       --------    --------    ---------        --------
    Total liabilities                          132,977        121,794      48,970      (39,664)        264,077

Commitments and contingencies
Minority interest in subsidiary company             --             --         844           --             844

Shareholders' equity                            47,926        164,299      18,246     (182,545)         47,926
                                              --------       --------    --------    ---------        --------
    Total liabilities and shareholders'
      equity                                  $180,903       $286,093    $ 68,060    $(222,209)       $312,847
                                              --------       --------    --------    ---------        --------
                                              --------       --------    --------    ---------        --------


NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

          CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                                 SEPTEMBER 30, 1998
                                   (IN THOUSANDS)


                                                                            Non-
                                                Trident      Guarantor   Guarantor
                                            Automotive plc   Companies   Companies   Eliminations   Consolidated
                                            --------------   ---------   ---------   ------------   ------------
Revenues                                       $  --         $110,622     $30,864       $  (680)     $140,806

Cost of sales                                     --           93,400      24,954          (680)       117,674
                                               -------       --------    --------       -------        -------
     Gross profit                                 --           17,222       5,910          --           23,132

Selling, general and administrative expenses        80         10,393       3,378          --           13,851
Amortization expense                               334          1,700         462          --            2,496
                                               -------       --------    --------       -------        -------
     Operating income (loss)                      (414)         5,129       2,070          --            6,785

Interest expense                                (5,588)          (144)       (162)         --           (5,894)
Interest expense-intercompany                     --           (6,074)       (934)        7,008           --
Interest income                                   --               63          64          --              127
Interest income - intercompany                    --            7,008        --          (7,008)          --
Exchange gain (loss)                              --             (336)        617          --              281
Equity in net income of subsidiary               4,438          1,251          --        (5,689)          --
Other income                                      --               16         106          --              122
                                               -------       --------    --------       -------        -------
     Net income (loss) before provision for
       income  taxes and minority interest      (1,564)         6,913       1,761        (5,689)         1,421

Provision (benefit) for income taxes            (2,256)         2,475         625          --              844
Minority interest in loss of subsidiary           --            --            115          --              115
                                               -------       --------    --------       -------        -------
Net income (loss) before extraordinary item        692          4,438       1,251        (5,689)           692

Extraordinary item - loss on early
  extinguishment of debt, net                   (1,804)         --          --             --           (1,804)
                                               -------       --------    --------       -------        -------
          Net income (loss)                    $(1,112)      $  4,438    $  1,251       $(5,689)       $(1,112)
                                               -------       --------    --------       -------        -------
                                               -------       --------    --------       -------        -------


NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

          CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                 SEPTEMBER 30, 1998
                                   (IN THOUSANDS)


                                                                            Non-
                                                Trident      Guarantor   Guarantor
                                            Automotive plc   Companies   Companies   Eliminations   Consolidated
                                            --------------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)                              $(1,112)      $  4,438     $ 1,251       $(5,689)     $  (1,112)

  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities-
    Depreciation and amortization                  334          5,205       1,377            --          6,916
    Write-off of deferred financing costs        2,775             --          --            --          2,775
    Exchange gain (loss)                            --            336        (617)           --           (281)
    Minority interest                               --             --        (115)           --           (115)
    Changes in other operating items            (2,694)       (24,145)       (950)         7,315       (20,474)
                                               -------       --------     -------        -------     ---------
      Net cash provided by (used in)
        operating activities                      (697)       (14,166)        946          1,626       (12,291)

INVESTING ACTIVITIES:
  Capital expenditures, net                         --         (6,667)     (1,327)            --        (7,994)
                                               -------       --------     -------        -------     ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt      50,000             --          --             --        50,000
  Proceeds from borrowings under revolving
    credit facility                              3,500         27,145          --             --        30,645
  Repayment of debt                            (56,300)       (12,000)         --             --       (68,300)
                                               -------       --------     -------        -------     ---------
      Net cash provided by (used in)
        financing activities                    (2,800)        15,145          --             --        12,345
                                               -------       --------     -------        -------     ---------
EFFECT OF EXCHANGE RATES ON CASH                 3,259            430        (663)        (1,626)        1,400
                                               -------       --------     -------        -------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS           (238)        (5,258)     (1,044)            --        (6,540)

CASH AND CASH EQUIVALENTS, beginning
  of period                                        295          6,300       4,820             --        11,415
                                               -------       --------     -------        -------     ---------
CASH AND CASH EQUIVALENTS, end of period       $    57       $  1,042     $ 3,776        $    --     $   4,875
                                               -------       --------     -------        -------     ---------
                                               -------       --------     -------        -------     ---------

NOTE 5 -  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
          INFORMATION (Continued):

              CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS
                              ENDED SEPTEMBER 30, 1997
                                   (IN THOUSANDS)


                                                                          Non-
                                                        Guarantor      Guarantor
                                                        Companies      Companies   Eliminations   Consolidated
                                                       ----------     ---------   ------------    ------------
Revenues                                                $  34,210     $  115,353     $  (1,100)     $  148,463

Cost of sales                                              29,664         94,229        (1,100)        122,793
                                                        ---------     ----------     ---------      ----------
          Gross profit                                      4,546         21,124         --             25,670

Selling, general and administrative expenses                2,582         13,679         --             16,261
                                                       ----------     ----------     ----------     ----------
          Operating income                                  1,964          7,445         --              9,409

Interest expense                                              (19)          (310)        --               (329)
Interest income                                              --              311         --                311
Exchange loss                                                 (15)           (62)        --                (77)
Other income                                                   43             57         --                100
                                                       ----------     ----------     ----------     ----------
          Income before provision for income taxes          1,973          7,441         --              9,414

Provision for income taxes                                    857          2,712         --              3,569
Minority interest                                            --             (107)        --               (107)
                                                       ----------     ----------     ----------     ----------
          Net income                                    $   1,116     $    4,622     $   --         $    5,738
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES.   Revenues decreased by $3.3 million for the three months ended
September 30 1998 to $64.4 million from $67.7 million for the three months ended September 30, 1997. This decrease was essentially attributable to the balancing out of certain forward lighting programs. In addition, revenues were reduced by $0.8 million as a result of changes in foreign currency exchange rates.

GROSS PROFIT.   Total gross profit increased by $1.5 million for the three months ended September 30, 1998 to $13.0 million from $11.5 million for the three months ended September 30, 1997. This increase in gross profit was attributable to improved efficiency being realized due to the reorganization instituted related to the Trident acquisition and the subsequent Dura acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased by $2.6 million for the three months ended September 30, 1998 to $5.7 million from $8.3 million the three months ended September 30, 1997. This decrease is attributable to the savings being realized by combining Dura's and Trident's selling and administrative functions.

AMORTIZATION EXPENSE.   Amortization expense was $1.3 million for the three
months ended September 30, 1998. The expense represents amortization of goodwill and other intangibles that were recorded in connection with the FKI Acquisition and the Dura Acquisition. There was no amortization expense for the three months ended September 30, 1997.

INTEREST EXPENSE.   Interest expense, net of interest income, was $2.8
million for the three months ended September 30, 1998. This interest results from borrowings used to finance the FKI Acquisition and Dura Acquisition.

PROVISION FOR INCOME TAXES.   The effective income tax rate was 42.4% for the
three months ended September 30, 1998. The effective rates differed from the statutory rates as a result of state income taxes, foreign income taxes and the effects of non-deductible goodwill amortization.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997

Certain components of results of operations (revenues, cost of sales, gross profit and selling, general and administrative expenses) are comparable for the one month ended April 30, 1998 and the five months ended September 30, 1998. Accordingly, such components have been combined for the six months ended September 30, 1998 for purposes of management's discussion and analysis as follows:

                                                    Company and                 FKI Predecessor
                                                Trident Predecessor            Six Months Ended
                                            Combined Six Months Ended            September 30,
                                                September 30, 1998                    1997
                                            -------------------------           -----------------

     Revenues                               $         140,806                    $     148,463

     Cost of sales                                    117,674                          122,793
                                            -------------------------            ----------------
          Gross profit                      $          23,132                    $      25,670
                                            -------------------------            ----------------
                                            -------------------------            ----------------
     Selling, general and administrative
       expenses                             $          13,851                    $      16,261
                                            -------------------------            ----------------
                                            -------------------------            ----------------


REVENUES.   Revenues decreased by $7.7 million for the combined six months ended September 30, 1998 to $140.8 million from $148.5 million for the six months ended September 30, 1997. This decrease was essentially attributable to the balancing out of certain forward lighting programs. In addition, revenues were reduced by $1.4 million as a result of changes in foreign currency exchange rates.

GROSS PROFIT.   Total gross profit decreased by $2.6 million for the combined six months ended September 30, 1998 to $23.1 million from $25.7 million for the six months ended September 30, 1997. This decrease in gross profit was due to the reduction in revenues and a charge of approximately $3.6 million relating to the recognition of obligations to certain customers which was recognized in April 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased by $2.4 million for the combined six months ended September 30, 1998 to $13.9 million from $16.3 million for the six months ended September 30, 1997. This decrease is attributable to the savings being realized by combining Dura's and Trident's selling and administrative functions.

AMORTIZATION EXPENSE. Amortization expense was $2.5 million for the combined six months ended September 30, 1998. The expense represents amortization of goodwill and other intangibles that were recorded in connection with the FKI Acquisition and the Dura Acquisition. There was no amortization expense for the six months ended September 30, 1997.

INTEREST EXPENSE.   Interest expense, net of interest income, was $5.8
million for the combined six months ended September 30, 1998. This interest is the results from borrowings used to finance the FKI Acquisition and Dura Acquisition.

PROVISION FOR INCOME TAXES. The effective income tax rate was 41.1% for the five months ended September 30, 1998, 35.6% for the one month ended April 30, 1998 and 37.9% for the six months ended September 30, 1997. The effective rates differed from the statutory rates as a result of state income taxes, foreign income taxes and the effects of non-deductible goodwill amortization.

EXTRAORDINARY ITEM.   The extraordinary loss for the one month ended April
30, 1998 represents the write-off, net of income tax benefit, of deferred financing costs related to the Company's former credit facility. The former credit facility was terminated in connection with the Dura Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

During the combined six months ended September 30, 1998, the Company generated cash from operations of $8.2 million, before the effects of changes in other operating items, compared to $12.4 million in 1997. The Company estimates that it will fund approximately $5 million in capital expenditures for the remainder of fiscal year 1999. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to support continued cost reduction efforts.

On April 30, 1998, in connection with the Dura Acquisition, Dura and the Company entered into a new $402.5 million credit agreement ("Credit Agreement"). The Credit Agreement provided Dura with total revolving credit facilities of $225 million, term loans of $100 million, an acquisition facility of $30 million and a twelve-month interim loan of $47.5 million.
The Credit Agreement made available to the Company, as a sub-facility, a $50 million term loan, a $25 million revolving credit and letter of credit facility and a $30 million acquisition facility (the "Trident Sub-Facility"). The Credit agreement has a term of five years and borrowings bear interest at the lenders reference rate or the Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 6.275% to 9.3125% as of September 30, 1998. The Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Pursuant to the terms of the Credit Agreement, Dura and certain of its subsidiaries will provide guarantees and collateral to support obligations owing under the Trident Sub-Facility; but, so long as the Notes remain outstanding, neither the Company nor any of its subsidiaries have guaranteed any obligations that are not borrowed pursuant to the Trident Sub-Facility. Under the terms of the Credit Agreement, an event of default by Dura also causes an event of default under the Trident Sub-Facility. The Company and Dura were in compliance with the covenants as of September 30, 1998. The assets of the Company have been pledged as collateral borrowings under the Credit Agreement.

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

YEAR 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by the Company's computerized information systems. Any of the Company's programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

While the Company's various operations are at different stages of Year 2000 readiness, the Company has nearly completed its global product review. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its products.

Most of the Company's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. Those facilities that have not yet completed this process are expected to be finished by the end of 1998. The remediation may include repair, replacement, upgrading, or retirement of specific systems and components, with priorities based on a business risk assessment. The Company expects that remediation activities for its internal systems will be completed during the second quarter of 1999, and contingency plans, as needed, before the end of the year.

The most reasonable likely worst case scenario that the Company currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits for the Company. As the critical supplier assessments are completed, the Company will develop contingency plans, as necessary, to address the risks which are identified. Although such plans have not been developed yet, they might include resourcing materials or building inventory banks.

The Company, combined with Dura, has spent approximately $1.5 million on Year 2000 activities to date and anticipates that it will incur additional future costs not to exceed $5.0 million in total in addressing Year 2000 issues.

The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified computer personnel and the Year 2000 responses of third parties) are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged;
(ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; and (vii) the highly competitive nature of the automotive supply industry. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

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

         (b) Reports on Form 8-K:

             None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIDENT AUTOMOTIVE PLC


Date: November 13, 1998                By /s/ Stephen E.K. Graham
                                          -------------------------------
                                          Stephen E.K. Graham
                                          Secretary