Form 10-Q/A
period 1998-06-30
TRIDENT AUTOMOTIVE PLC
filed 1999-04-12
CIK 1053616

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

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

      2791 RESEARCH DRIVE
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

                  Yes   X                            No
                      -----                             -----

All of the outstanding capital stock of the Registrant is held by Dura Automotive Systems (UK) Limited.

As of June 30, 1998, the Registrant had 50,000 Ordinary Shares of L1 each and 17,000,000 Ordinary Shares of $1 each outstanding.

                                     PART I

ITEM 1 OF PART I SET FORTH IN THE COMPANY'S REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1998 PREVIOUSLY FILED ON AUGUST 19, 1998 IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY TO READ AS FOLLOWS:

ITEM 1 - FINANCIAL INFORMATION

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AMOUNTS - UNAUDITED)

                                                                                            JUNE 30,      MARCH 31,
                                                                                              1998          1998
                                                                                         -----------------------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                           $     4,832   $    11,415
     Accounts receivable, less allowance for doubtful
          accounts of $1,778 and $1,745                                                       58,897        48,875
     Inventories                                                                              14,722        18,798
     Other current assets                                                                     11,155        10,526
                                                                                         -----------   -----------
          Total current assets                                                                89,606        89,614
                                                                                         -----------   -----------
PROPERTY AND EQUIPMENT, NET                                                                   54,746        64,873
GOODWILL, NET                                                                                214,472        88,945
DEFERRED FINANCING COSTS AND OTHER, NET                                                       17,380        15,398
                                                                                         -----------   -----------
                                                                                         $   376,204   $   258,830
                                                                                         -----------   -----------
                                                                                         -----------   -----------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                   $     1,500   $     1,500
     Accounts payable                                                                         36,306        37,018
     Accrued expenses                                                                         29,709        28,570
                                                                                         -----------   -----------
          Total current liabilities                                                           67,515        67,088

NONCURRENT LIABILITIES:
     Long-term debt, less current portion                                                    139,479       126,300
     Accrued pension and other postretirement liabilities                                     14,349        12,891
     Other noncurrent liabilities                                                             56,977        11,536
                                                                                         -----------   -----------
          Total liabilities                                                                  278,320       217,815
                                                                                         -----------   -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY COMPANY                                                          880         1,170
                                                                                         -----------   -----------
REDEEMABLE U.S. DOLLAR ORDINARY SHARES:
     $1 par value; 0 and 296,000 shares issued and outstanding;
        valued at redemption value                                                                --           740
                                                                                         -----------   -----------
SHAREHOLDERS' EQUITY:
     Common stock -
          Sterling ordinary shares; $1.70 par value; 50,000 shares
             issued and outstanding                                                               85            85
          U.S. Dollar ordinary shares; $1.00 par value; 25,000,000 shares
             authorized; 17,000,000 and 16,704,000 shares issued and outstanding              17,000        16,704
     Additional paid-in-capital                                                               78,157        23,556
     Retained earnings                                                                         1,498           123
     Cumulative translation adjustment                                                           264        (1,363)
                                                                                         -----------   -----------
          Total shareholders' equity                                                          97,004        39,105
                                                                                         -----------   -----------
                                                                                         $   376,204   $   258,830
                                                                                         -----------   -----------
                                                                                         -----------   -----------

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS - UNAUDITED)

                                                                             TRIDENT                      FKI
                                                  COMPANY                  PREDECESSOR                PREDECESSOR
                                           ----------------------    -----------------------    ----------------------
                                             Two months ended            One month ended          Three months ended
                                               June 30, 1998              April 30, 1998              June 30, 1997
                                           ----------------------    -----------------------    ----------------------
Revenues                                   $           49,971        $           26,475         $           80,762

Cost of sales                                          40,134                    26,184                     66,565
                                           ----------------------    -----------------------    ----------------------

     Gross profit                                       9,837                       291                     14,197

Selling, general and administrative
  expenses                                              4,073                     4,009                      8,001

Amortization expense                                    1,049                       389                          -
                                           ----------------------    -----------------------    ----------------------

     Operating income (loss)                            4,715                    (4,107)                     6,196

Interest expense                                       (2,040)                     (976)                       (73)

Interest income                                            38                        24                         79

Unrealized exchange gain (loss)                           (88)                      341                        (40)

Other income                                               12                        62                          4
                                           ----------------------    -----------------------    ----------------------

Income (loss) before provision
  (benefit) for income taxes and
  minority interest                                     2,637                    (4,656)                     6,166

    Provision (benefit) for income taxes                1,143                    (1,656)                       827

    Minority interest in loss (earnings)
      of subsidiary                                         4                        69                       (136)
                                           ----------------------    -----------------------    ----------------------

Net income                                 $            1,498        $           (2,931)        $            5,203
                                           ----------------------    -----------------------    ----------------------
                                           ----------------------    -----------------------    ----------------------

                  The accompanying notes are an integral part of
                          these consolidated statements.

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                             TRIDENT               FKI
                                                                         COMPANY           PREDECESSOR         PREDECESSOR
                                                                   -----------------------------------------------------------
                                                                    Two months ended     One month ended    Three months ended
                                                                        June 30,            April 30,            June 30,
                                                                          1998                 1998                1997
                                                                   -----------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                      $     1,498         $    (2,931)         $     5,203
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities-
            Depreciation and amortization                                    2,243               1,456                3,146
            Unrealized exchange gain (loss)                                     88                (341)                   -
            Minority interest                                                   (4)                (69)                 136
            Changes in other operating items                               (13,432)              5,215              (13,533)
                                                                       -----------         -----------          -----------
             Net cash provided by (used in) operating activities            (9,607)              3,330               (5,048)
                                                                       -----------         -----------          -----------
INVESTING ACTIVITIES:
     Capital expenditures, net                                              (2,882)             (2,454)              (1,741)
                                                                       -----------         -----------          -----------
FINANCING ACTIVITIES:
     Proceeds from borrowings on revolving credit facility                   9,829               2,000                    -
     Repayment of debt                                                      (3,500)             (1,300)                   -
     Net borrowings from FKI plc                                                 -                   -                6,938
                                                                       -----------         -----------          -----------
             Net cash provided by financing activities                       6,329                 700                6,938
                                                                       -----------         -----------          -----------
EFFECT OF EXCHANGE RATES ON CASH                                            (1,449)               (550)                (149)
                                                                       -----------         -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (7,609)              1,026                    -

CASH AND CASH EQUIVALENTS, beginning of period                              12,441              11,415                    -
                                                                       -----------         -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                               $     4,832         $    12,441          $         -
                                                                       -----------         -----------          -----------
                                                                       -----------         -----------          -----------

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

                                         Three Months Ended June 30,
                                   --------------------------------------
                                         1998                  1997
                                   -----------------    -----------------
        Revenues                      $     76,446         $     80,762
                                   -----------------    -----------------
                                   -----------------    -----------------

        Operating income              $        790         $      4,987
                                   -----------------    -----------------
                                   -----------------    -----------------

        Net income (loss)             $     (1,312)        $      1,046
                                   -----------------    -----------------
                                   -----------------    -----------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Inventories--Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of the following (in thousands):

                                           June 30, 1998      March 31, 1998
                                           --------------     --------------
         Finished products                    $    1,039         $    4,158
         Work-in-process                           5,468              6,755
         Raw materials                             8,215              7,885
                                           --------------     --------------
                         Total                $   14,722         $   18,798
                                           --------------     --------------
                                           --------------     --------------

    Supplemental Cash Flow Information--The Company paid cash in the following amounts for interest and income taxes (in thousands):

                                        Two Months Ended     One Month Ended    Three Months Ended
                                            June 30,             April 30,          June 30,
                                              1998                 1998               1997
                                        ----------------     ---------------    ------------------
        Income taxes                     $     1,781          $         -         $         -

        Interest                               3,812                  361                   -

NOTE 3 - LONG TERM DEBT:

    Long-term debt consisted of the following (in thousands):

                                                          June 30, 1998         March 31, 1998
                                                          ---------------       ---------------
               Bank Credit Agreement:
                   Term loan                                   $  50,000             $  50,000
                   Revolving credit facility                       9,829                 2,800

               10% Senior Subordinated
                   Notes, due 2005                                81,150                75,000
                                                          ---------------       ---------------
                                                                 140,979               127,800

               Less - current portion                             (1,500)               (1,500)
                                                          ---------------       ---------------

                       Total long-term debt                    $ 139,479             $ 126,300
                                                          ---------------       ---------------
                                                          ---------------       ---------------

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

    The 10% Senior Subordinated Notes (the "Notes") were issued on December 12, 1997, concurrent with the FKI Acquisition. Interest is payable semi-annually on June 15 and December 15 of each year. The Notes were written up to fair market value at the date of the Dura Acquisition. As further discussed in
    Note 5, the Notes are guaranteed by certain subsidiaries of the Company.

NOTE 4 - ACCOUNTING CHANGES

    Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $.4 million, $(3.6) million and $4.6 million for the two months ended June 30, 1998, the one month ended April 30, 1998 and the three months ended June 30, 1997, respectively.

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

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

                CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 1998
                                (IN THOUSANDS)

                                                                                           Non-
                                                           Trident       Guarantor      Guarantor
                                                       Automotive plc    Companies       Companies    Eliminations    Consolidated
                                                       --------------   -----------     ----------    ------------    ------------
                        ASSETS
Current assets:
     Cash and cash equivalents                            $      44       $   1,744      $   3,044      $      --       $   4,832
     Accounts receivable, net                                    --          39,660         19,237             --          58,897
     Inventories                                                 --          11,193          3,529             --          14,722
     Due from affiliates                                      3,896           8,414            782        (13,092)           --
     Other current assets                                        --           7,958          3,197             --          11,155
                                                          ---------       ---------      ---------      ---------       ---------
          Total current assets                                3,940          68,969         29,789        (13,092)         89,606

Property, plant and equipment                                    --          43,595         11,151             --          54,746
Note receivable from subsidiaries                                --          23,246             --        (23,246)           --
Goodwill                                                     75,255         115,210         24,007             --         214,472
Investment in subsidiaries                                  163,448          14,612             --       (178,060)           --
Other assets                                                     --          16,056          1,324             --          17,380
                                                          ---------       ---------      ---------      ---------       ---------
               Total assets                               $ 242,643       $ 281,688      $  66,271      $(214,398)      $ 376,204
                                                          ---------       ---------      ---------      ---------       ---------
                                                          ---------       ---------      ---------      ---------       ---------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                    $   1,500       $      --      $      --      $      --       $   1,500
     Accounts payable                                            --          26,643          9,663             --          36,306
     Accrued expenses                                          (138)         20,255          9,592             --          29,709
     Due to affiliates                                       11,285              --          1,532        (12,817)             --
                                                          ---------       ---------      ---------      ---------       ---------
          Total current liabilities                          12,647          46,898         20,787        (12,817)         67,515

Non-current liabilities:
     Long-term debt, less current portion                   129,650           9,829             --             --         139,479
     Note payable to Parent                                      --              --         23,521        (23,521)             --
     Accrued pension and other postretirement                    --          13,378            971             --          14,349
      liabilities
     Other noncurrent liabilities                             3,342          50,434          3,201             --          56,977
                                                          ---------       ---------      ---------      ---------       ---------
          Total liabilities                                 145,639         120,539         48,480        (36,338)        278,320

Commitments and contingencies
Minority interest in subsidiary company                          --              --            880             --             880

Shareholders' equity                                         97,004         161,149         16,911       (178,060)         97,004
                                                          ---------       ---------      ---------      ---------       ---------
          Total liabilities and shareholders'
           equity                                         $ 242,643       $ 281,688      $  66,271      $(214,398)      $ 376,204
                                                          ---------       ---------      ---------      ---------       ---------
                                                          ---------       ---------      ---------      ---------       ---------

NOTE 5 -CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION (Continued):

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                JUNE 30, 1998
                                (IN THOUSANDS)

                                                                                  Non-
                                                     Trident     Guarantor     Guarantor
                                                 Automotive plc   Companies    Companies      Eliminations    Consolidated
                                                 --------------  ----------    ----------     ------------   --------------
Revenues                                            $      -      $ 60,128      $ 16,706       $    (388)        $ 76,446

Cost of sales                                              -        53,065        13,641            (388)          66,318
                                                   ----------    ----------    ----------       ---------       ----------
          Gross profit                                     -         7,063         3,065               -           10,128

Selling, general and administrative expenses             324         6,871         2,325               -            9,520
                                                   ----------    ----------    ----------      ----------       ----------
          Operating income (loss)                       (324)          192           740               -              608

Interest expense                                      (2,908)          (58)          (49)              -           (3,015)
Interest expense-intercompany                              -        (3,062)         (558)          3,620                -
Interest income                                            -            27            35               -               62
Interest income - intercompany                             -         3,620             -          (3,620)               -
Unrealized exchange gain (loss)                            -          (361)          614               -              253
Equity in net income of subsidiary                       748           628             -          (1,376)               -
Other income                                               -             -            74               -               74
                                                   ----------    ----------    ----------      ----------       ----------
    Net income (loss) before provision for
      income taxes and minority interest              (2,484)          986           856          (1,376)          (2,019)

Provision (benefit) for income taxes                  (1,051)          239           299               -             (513)
Minority interest                                          -               -          73               -               73
                                                   ----------    ----------    ----------      ----------       ----------
Net income (loss)                                   $ (1,433)     $    747       $   630        $ (1,376)        $ (1,433)
                                                   ----------    ----------    ----------       ---------       ----------
                                                   ----------    ----------    ----------       ---------       ----------

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION (Continued):


       CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 JUNE 30, 1998
                                (IN THOUSANDS)

                                                                                           Non-
                                                             Trident       Guarantor    Guarantor
                                                         Automotive plc    Companies    Companies    Eliminations   Consolidated
                                                         ---------------  -----------  -----------   ------------   -------------
OPERATING ACTIVITIES:
Net income (loss)                                        $        (1,433) $       747   $      629    $   (1,376)    $    (1,433)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities-
            Depreciation and amortization                            303        2,715          681             -           3,699
            Unrealized exchange gain (loss)                            -          361         (614)            -            (253)
            Minority interest                                          -            -          (73)            -             (73)
            Changes in other operating items                       4,919      (13,409)      (2,971)        3,244          (8,217)
                                                         ---------------  -----------  -----------    -----------    -------------
                Net cash provided by (used in)
                    operating activities                           3,789       (9,586)      (2,348)        1,868          (6,277)

INVESTING ACTIVITIES:
     Capital expenditures, net                                         -       (4,977)        (359)            -          (5,336)
                                                         ---------------  -----------  -----------    -----------   -------------
FINANCING ACTIVITIES:
     Proceeds from borrowings under revolving credit               2,000        9,829            -             -          11,829
         facility
     Repayment of debt                                            (4,800)           -            -             -          (4,800)
                                                         ---------------  -----------  ------------   -----------   ------------
                Net cash provided by (used in)
                    financing activities                          (2,800)       9,829            -             -           7,029
                                                         ---------------  -----------  ------------   -----------   ------------
EFFECT OF EXCHANGE RATES ON CASH                                  (1,240)         178          931        (1,868)         (1,999)
                                                         ---------------  -----------  -----------    -----------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (251)      (4,556)      (1,776)            -          (6,583)

CASH AND CASH EQUIVALENTS, beginning of period
                                                                     295        6,300        4,820             -          11,415
                                                         ---------------  -----------  -----------    -----------   -------------
CASH AND CASH EQUIVALENTS, end of period                 $            44  $     1,744  $     3,044    $        -    $      4,832
                                                         ---------------  -----------  -----------    -----------   -------------
                                                         ---------------  -----------  -----------    -----------   -------------

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

          CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS
                             ENDED JUNE 30, 1997
                                (IN THOUSANDS)

                                                                      Non-
                                                     Guarantor     Guarantor
                                                     Companies     Companies      Eliminations     Consolidated
                                                     ----------    ----------     ------------     ------------
Revenues                                             $   62,686    $   18,716      $     (640)      $   80,762

Cost of sales                                            51,715        15,490            (640)          66,565
                                                     ----------    ----------       ---------       ----------
          Gross profit                                   10,971         3,226               -           14,197

Selling, general and administrative expenses              5,878         2,123               -            8,001
                                                     ----------    ----------      ----------       ----------
          Operating income                                5,093         1,103               -            6,196

Interest expense                                             (9)          (64)              -              (73)
Interest income                                               -            79               -               79
Unrealized exchange loss                                    (10)          (30)              -              (40)
Other income                                                  4             -               -                4
                                                     ----------    ----------      ----------       ----------
          Income before provision for income
            taxes
                                                          5,078         1,088               -            6,166

Provision for income taxes                                  446           381               -              827
Minority interest                                             -          (136)              -             (136)
                                                     ----------    ----------      ----------       ----------
          Net income                                 $    4,632    $      571      $        -       $    5,203
                                                     ----------    ----------      ----------       ----------
                                                     ----------    ----------      ----------       ----------

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIDENT AUTOMOTIVE PLC


Date:  April 12, 1999                   By /s/ Stephen E.K. Graham
                                           -------------------------------
                                           Stephen E.K. Graham
                                           Secretary