Form 10-Q/A
period 1998-09-30
TRIDENT AUTOMOTIVE PLC
filed 1999-04-12
CIK 1053616

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

                        For the period ended September 30, 1998

                                           OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from           to
                                                ---------    ---------

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

                                     PART I

ITEM 1 OF PART I SET FORTH IN THE COMPANY'S REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998 PREVIOUSLY FILED ON NOVEMBER 13, 1998 IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY TO READ AS FOLLOWS:

ITEM 1 - FINANCIAL INFORMATION

                     TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             FKI
                                                                             COMPANY     PREDECESSOR
                                                                          ------------  -------------
                                                                            SEPT. 30,     MARCH 31,
                                                                              1998           1998
                                                                          ------------  -------------
                                         ASSETS                            (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                              $   4,875     $  11,415
     Accounts receivable, less allowance for doubtful
       accounts of $1,574 and $1,745                                           55,721        48,875
     Inventories                                                               16,816        18,798
     Other current assets                                                      10,249        10,526
                                                                          -----------   -----------
          Total current assets                                                 87,661        89,614
                                                                          -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, NET                                             55,669        64,873
GOODWILL, NET                                                                 213,988        88,945
OTHER ASSETS, NET                                                              18,568        15,398
                                                                          -----------   -----------
                                                                            $ 375,886     $ 258,830
                                                                          -----------   -----------
                                                                          -----------   -----------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                      $   3,000     $   1,500
     Accounts payable                                                          30,319        37,018
     Accrued expenses                                                          53,704        28,570
                                                                          -----------   -----------
          Total current liabilities                                            87,023        67,088

NONCURRENT LIABILITIES:
     Long-term debt, less current portion                                     143,673       126,300
     Accrued pension and other postretirement liabilities                      12,957        12,891
     Other noncurrent liabilities                                              29,916        11,536
                                                                          -----------   -----------
          Total liabilities                                                   273,569       217,815
                                                                          -----------   -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY COMPANY                                           844         1,170
                                                                          -----------   -----------
REDEEMABLE U.S. DOLLAR ORDINARY SHARES:
     $1 par value; 0 and 296,000 shares issued and outstanding;
       valued at redemption value                                                   -           740

                                                                          -----------   -----------
SHAREHOLDERS' EQUITY:
     Common stock -
          Sterling ordinary shares; $1.70 par value; 50,000 shares
             issued and outstanding                                                85            85
          U.S. Dollar ordinary shares; $1.00 par value; 25,000,000
             shares authorized; 17,000,000 and 16,704,000 shares
             issued and outstanding                                            17,000        16,704
     Additional paid-in-capital                                                78,157        23,556
     Retained earnings                                                          3,013           123
     Cumulative translation adjustment                                          3,218        (1,363)
                                                                          -----------   -----------
          Total shareholders' equity                                          101,473        39,105
                                                                          -----------   -----------
                                                                            $ 375,886     $ 258,830
                                                                          -----------   -----------
                                                                          -----------   -----------

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                        TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                               (IN THOUSANDS - UNAUDITED)

                                                                                   FKI
                                                    COMPANY                    PREDECESSOR
                                            ----------------------       -----------------------
                                              Three months ended            Three months ended
                                              September 30, 1998            September 30, 1997
                                            ----------------------       -----------------------
Revenues                                    $           64,360           $           67,701

Cost of sales                                           51,356                       56,228
                                            ----------------------       -----------------------

     Gross profit                                       13,004                       11,473

Selling, general and administrative
  expenses                                               5,722                        8,260

Amortization expense                                     1,716                            -
                                            ----------------------       -----------------------

     Operating income                                    5,566                        3,213

Interest expense                                        (2,878)                        (256)

Interest income                                             65                          232

Exchange gain                                               28                           40

Other income (expense)                                      49                          (88)
                                            ----------------------       -----------------------

     Income before provision for income
        taxes and minority interest                      2,830                        3,141

Provision for income taxes                               1,357                        2,742

Minority interest in loss of subsidiary                     42                          136
                                            ----------------------       -----------------------

     Net income                             $            1,515           $              535
                                            ----------------------       -----------------------
                                            ----------------------       -----------------------

                 The accompanying notes are an integral part of
                         these consolidated statements.

                        TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                               (IN THOUSANDS - UNAUDITED)

                                                                             TRIDENT                      FKI
                                                   COMPANY                 PREDECESSOR                PREDECESSOR
                                           ----------------------    ----------------------     ----------------------
                                              Five months ended          One month ended           Six months ended
                                             September 30, 1998           April 30, 1998          September 30, 1997
                                           ----------------------    -----------------------    ----------------------
Revenues                                       $      114,331            $       26,475            $       148,463

Cost of sales                                          91,490                    26,184                    122,793
                                           ----------------------    -----------------------    ----------------------

     Gross profit                                      22,841                       291                     25,670

Selling, general and administrative
  expenses                                              9,795                     4,009                     16,261

Amortization expense                                    2,765                       389                          -
                                           ----------------------    -----------------------    ----------------------

     Operating income (loss)                           10,281                    (4,107)                     9,409

Interest expense                                       (4,918)                     (976)                      (329)

Interest income                                           103                        24                        311

Exchange gain (loss)                                      (60)                      341                        (77)

Other income                                               61                        62                        100
                                           ----------------------    -----------------------    ----------------------

     Income (loss) before provision
       (benefit) for income taxes and
       minority interest                                5,467                    (4,656)                     9,414

Provision (benefit) for income taxes                    2,500                    (1,656)                     3,569

Minority interest in (profit) loss of
  subsidiary                                               46                        69                       (107)
                                           ----------------------    -----------------------    ----------------------

     Net income (loss)                         $        3,013            $       (2,931)           $         5,738
                                           ----------------------    -----------------------    ----------------------
                                           ----------------------    -----------------------    ----------------------

                 The accompanying notes are an integral part of
                          these consolidated statements.

                        TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS - UNAUDITED)

                                                                                              TRIDENT                FKI
                                                                          COMPANY            PREDECESSOR          PREDECESSOR
                                                                   -------------------  ------------------  --------------------
                                                                    Five months ended     One month ended      Six months ended
                                                                   September 30, 1998      April 30, 1998     September 30, 1997
                                                                   -------------------  ------------------  --------------------
OPERATING ACTIVITIES:
Net income (loss)                                                      $     3,013         $    (2,931)         $     5,738
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities-
            Depreciation and amortization                                    5,827               1,456                6,534
            Exchange gain (loss)                                                60                (341)                  77
            Minority interest                                                  (46)                (69)                 107
            Changes in other operating items                               (23,235)              5,215                  418
                                                                       -----------         -----------          -----------
              Net cash provided by (used in) operating activities          (14,381)              3,330               12,874
                                                                       -----------         -----------          -----------
INVESTING ACTIVITIES:
     Capital expenditures, net                                              (5,540)             (2,454)              (3,760)
                                                                       -----------         -----------          -----------
FINANCING ACTIVITIES:
     Proceeds from borrowings on revolving credit facility                  27,145               2,000                    -
     Repayment of debt                                                     (15,500)             (1,300)                   -
     Net repayment to FKI plc                                                    -                   -               (9,663)
                                                                       -----------         -----------          -----------
              Net cash provided by (used in) financing activities           11,645                 700               (9,663)
                                                                       -----------         -----------          -----------
EFFECT OF EXCHANGE RATES ON CASH                                               710                (550)                 549
                                                                       -----------         -----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (7,566)              1,026                    -

CASH AND CASH EQUIVALENTS, beginning of period                              12,441              11,415                    -
                                                                       -----------         -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                               $     4,875         $    12,441          $         -
                                                                       -----------         -----------          -----------
                                                                       -----------         -----------          -----------

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

                                                             Six Months Ended September 30,
                                                    -------------------------------------------------
                                                             1998                       1997
                                                    ------------------------    ---------------------
          Revenues                                     $       140,806             $     148,463
                                                    ------------------------    ---------------------
                                                    ------------------------    ---------------------

          Operating income                             $         6,695             $       6,823
                                                    ------------------------    ---------------------
                                                    ------------------------    ---------------------

          Net income                                   $           542             $          60
                                                    ------------------------    ---------------------
                                                    ------------------------    ---------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Inventories--Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of the following (in thousands):

                                                            Sept. 30, 1998         March 31, 1998
                                                          -------------------     ------------------
               Finished products                                $      3,486           $      4,158
               Work-in-process                                         7,100                  6,755
               Raw materials                                           6,230                  7,885
                                                          -------------------     ------------------
                               Total                            $     16,816           $     18,798
                                                          -------------------     ------------------
                                                          -------------------     ------------------

    Supplemental Cash Flow Information--The Company paid cash in the following amounts for interest and income taxes (in thousands):

                                         Five Months Ended       One Month Ended        Six Months Ended
                                        September 30, 1998        April 30, 1998        September 30, 1997
                                       --------------------    --------------------    --------------------
        Income taxes                     $        2,789          $            -          $            -

        Interest                                  4,751                     361                       -

NOTE 3 - LONG TERM DEBT:

    Long-term debt consisted of the following (in thousands):

                                                           September 30,
                                                               1998              March 31, 1998
                                                          ---------------       ----------------
               Bank Credit Agreement:
                   Term loan                                 $    50,000            $   50,000
                   Revolving credit facility                      15,132                 2,800
               Capital Leases                                        391                     -
               Notes, due 2005                                    81,150                75,000
                                                          ---------------       ---------------
                                                                 146,673               127,800
               Less - current portion                            (3,000)               (1,500)
                                                          ---------------       ---------------
                       Total long-term debt                  $   143,673            $  126,300
                                                          ---------------       ---------------
                                                          ---------------       ---------------

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

NOTE 4 - ACCOUNTING CHANGES

    Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $2.9 million for the combined six months ended September 30, 1998 and $8.0 million for the six months ended September 30, 1997.

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

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

             CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 1998
                                (IN THOUSANDS)

                                                                                        Non-
                                                            Trident     Guarantor     Guarantor
                                                        Automotive plc  Companies     Companies    Eliminations   Consolidated
                                                       ---------------- -----------  -----------   ------------   ------------
                        ASSETS

Current assets:
     Cash and cash equivalents                         $            57  $     1,042  $     3,776   $        -     $     4,875
     Accounts receivable, net                                        -       37,516       18,205                       55,721
     Inventories                                                     -       13,012        3,804            -          16,816
     Due from affiliates                                         1,056       14,198          434      (15,688)              -
     Other current assets                                            -        6,993        3,256            -          10,249
                                                       ---------------- -----------  -----------   -----------    -----------
          Total current assets                                   1,113       72,761       29,475      (15,688)         87,661

Property, plant and equipment, net                                   -       43,674       11,995            -          55,669
Note receivable from subsidiaries                                    -       22,281            -      (22,281)              -
Goodwill, net                                                   77,134      113,150       25,207       (1,503)        213,988
Other assets, net                                              165,695       34,227        1,383     (182,737)         18,568
                                                       ---------------  -----------  ------------  -----------    -----------
          Total assets                                 $       243,942  $   286,093  $    68,060   $ (222,209)    $   375,886
                                                       ---------------- -----------  -----------   -----------    -----------
                                                       ---------------- -----------  -----------   -----------    -----------

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $         3,000  $         -  $         -   $        -     $     3,000
     Accounts payable                                                -       21,510        8,809            -          30,319
     Accrued expenses                                             (401)      45,408        8,697            -          53,704
     Due to affiliates                                          11,854        2,463        1,371      (15,688)              -
                                                       ---------------  -----------  -----------   -----------    -----------
          Total current liabilities                             14,453       69,381       18,877      (15,688)         87,023
Non-current liabilities:
     Long-term debt, less current portion                      128,150       15,145          378            -         143,673
     Note payable to Parent                                     (3,476)       1,690       25,762      (23,976)              -
     Accrued pension and other postretirement
      liabilities                                                    -       11,881        1,076            -          12,957
     Other noncurrent liabilities                                3,342       23,697        2,877            -          29,916
                                                       ---------------- -----------  -----------   -----------    -----------
          Total liabilities                                    142,469      121,794       48,970      (39,664)        273,569

Commitments and contingencies

Minority interest in subsidiary company                              -            -          844            -             844

Shareholders' equity                                           101,473      164,299       18,246     (182,545)        101,473
                                                       ---------------- -----------  ------------  -----------    -----------
          Total liabilities and shareholders' equity   $       243,942  $   286,093  $    68,060   $ (222,209)    $   375,886
                                                       ---------------- -----------  -----------   -----------    -----------
                                                       ---------------- -----------  -----------   -----------    -----------

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

           CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                               SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                                                 Non-
                                                   Trident      Guarantor      Guarantor
                                               Automotive plc   Companies      Companies     Eliminations     Consolidated
                                               --------------  ------------  ------------    ------------     ------------
Revenues                                          $        -    $  110,622    $   30,864      $     (680)      $  140,806

Cost of sales                                              -        93,400        24,954            (680)         117,674
                                                  ----------    ----------    ----------      ----------       ----------
          Gross profit                                     -        17,222         5,910               -           23,132

Selling, general and administrative expenses              33        10,393         3,378               -           13,804
Amortization expense                                     992         1,700           462               -            3,154
                                                  ----------    ----------    ----------      ----------       ----------
          Operating income (loss)                     (1,025)        5,129         2,070               -            6,174

Interest expense                                      (5,588)         (144)         (162)              -           (5,894)
Interest expense-intercompany                              -        (6,074)         (934)          7,008                -
Interest income                                            -            63            64               -              127
Interest income - intercompany                             -         7,008             -          (7,008)               -
Exchange gain (loss)                                       -          (336)          617               -              281
Equity in net income of subsidiary                     4,438         1,251             -          (5,689)               -
Other income                                               1            16           106               -              123
                                                  ----------    ----------    ----------      ----------       ----------
    Net income (loss) before provision for
      income taxes and minority interest              (2,174)        6,913         1,761          (5,689)             811

Provision (benefit) for income taxes                  (2,256)        2,475           625               -              844
Minority interest in loss of subsidiary                    -             -           115               -              115
                                                  ----------    ----------    ----------      ----------       ----------
Net income (loss)                                 $       82    $    4,438    $    1,251      $   (5,689)      $       82
                                                  ----------    ----------    ----------      ----------       ----------
                                                  ----------    ----------    ----------      ----------       ----------

NOTE  5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
          INFORMATION (Continued):

        CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                              SEPTEMBER 30, 1998
                                (IN THOUSANDS)

                                                                                            Non-
                                                              Trident       Guarantor    Guarantor
                                                          Automotive plc    Companies    Companies    Eliminations    Consolidated
                                                         ---------------   -----------  -----------   ------------    ------------
OPERATING ACTIVITIES:

Net income (loss)                                         $           82   $     4,438   $    1,251     $  (5,689)    $        82
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities-
        Depreciation and amortization                                701         5,205        1,377             -           7,283
        Exchange gain (loss)                                           -           336         (617)            -            (281)
        Minority interest                                              -             -         (115)            -            (115)
        Changes in other operating items                            (240)      (24,145)        (950)        7,315         (18,020)
                                                         ---------------   -----------  -----------    -----------   -------------
         Net cash provided by (used in) operating
          activities                                                 543       (14,166)         946         1,626         (11,051)

INVESTING ACTIVITIES:
     Capital expenditures, net                                         -        (6,667)      (1,327)            -          (7,994)
                                                         ---------------   -----------  -----------    -----------   -------------
FINANCING ACTIVITIES:
     Proceeds from borrowings under revolving credit
      facility                                                     2,000        27,145            -             -          29,145
     Repayment of debt                                            (4,800)      (12,000)           -             -         (16,800)
                                                         ---------------  ------------  ------------   -----------   ------------
         Net cash provided by (used in) financing
          activities                                              (2,800)       15,145            -             -          12,345
                                                         ---------------  ------------  ------------   -----------   ------------
EFFECT OF EXCHANGE RATES ON CASH                                   2,019           430         (663)       (1,626)            160
                                                         ---------------  ------------  -----------    -----------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             (238)       (5,258)      (1,044)            -          (6,540)

CASH AND CASH EQUIVALENTS, beginning of period                       295         6,300        4,820             -          11,415
                                                         ---------------  ------------  -----------    -----------   -------------
CASH AND CASH EQUIVALENTS, end of period                  $           57   $     1,042   $    3,776     $       -    $      4,875
                                                         ---------------  ------------  -----------    -----------   -------------
                                                         ---------------  ------------  -----------    -----------   -------------

NOTE 5 - CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
         INFORMATION (Continued):

           CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS
                          ENDED SEPTEMBER 30, 1997
                                (IN THOUSANDS)

                                                                     Non-
                                                     Guarantor     Guarantor
                                                     Companies     Companies      Eliminations    Consolidated
                                                     ----------    ----------     ------------    ------------
Revenues                                             $   34,210    $  115,353      $   (1,100)      $  148,463

Cost of sales                                            29,664        94,229          (1,100)         122,793
                                                     ----------    ----------      ----------       ----------
          Gross profit                                    4,546        21,124               -           25,670

Selling, general and administrative expenses              2,582        13,679               -           16,261
                                                     ----------    ----------      ----------       ----------
          Operating income                                1,964         7,445               -            9,409

Interest expense                                            (19)         (310)              -             (329)
Interest income                                               -           311               -              311
Exchange loss                                               (15)          (62)              -              (77)
Other income                                                 43            57               -              100
                                                     ----------    ----------      ----------       ----------
          Income before provision for income taxes        1,973         7,441               -            9,414

Provision for income taxes                                  857         2,712               -            3,569
Minority interest                                             -          (107)              -             (107)
                                                     ----------    ----------      ----------       ----------
          Net income                                 $    1,116    $    4,622      $        -       $    5,738
                                                     ----------    ----------      ----------       ----------
                                                     ----------    ----------      ----------       ----------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIDENT AUTOMOTIVE PLC

Date:  April 12, 1999                   By /s/ Stephen E.K. Graham
                                           ---------------------------------
                                           Stephen E.K. Graham
                                           Secretary