Form 10-K
period 1998-12-31
TRIDENT AUTOMOTIVE PLC
filed 1999-04-14
CIK 1053616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  --------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             TransitionReport Pursuant to Section 13 or 15(d) of the
       Securities and Exchange Act of 1934 for the Transition Period From
                       April 1, 1998 to December 31, 1998

  For the fiscal year ended:                         Commission file number:
      DECEMBER 31, 1998                                    333-8234

                ---------------------------------------------

                             TRIDENT AUTOMOTIVE PLC
             (Exact name of Registrant as specified in its charter)

                ENGLAND                                           NONE
     (State of Incorporation or other                      (I.R.S. Employer
jurisdiction of Incorporation or organization)            Identification No.)

        2791 RESEARCH DRIVE
     ROCHESTER HILLS, MICHIGAN                                   48309
       (Address of Principal                                  (Zip Code)
         Executive Offices)

       Registrant's telephone number, including area code: (248) 299-7500

       ------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

       ------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

All of the outstanding capital stock of the Registrant is held by Dura UK
Limited.

As of December 31, 1998, the Registrant had 50,000 Ordinary Shares of(pound)1 each and 17,000,000 Ordinary Shares of $1 each outstanding.

        ----------------------------------------------------------------

                             TRIDENT AUTOMOTIVE PLC
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I

         Item 1.    Business
         Item 2.    Properties
         Item 3.    Legal Proceedings
         Item 4.    Submission of Matters to a Vote of Security Holders

PART II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6.    Selected Financial Data
         Item 7.    Management's Discussion and Analysis of Results of Operations and
                    Financial Condition
         Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
         Item 8.    Financial Statements and Supplementary Data
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure

PART III

         Item 10.   Directors and Executive Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12.   Security Ownership of Certain Beneficial Owners and Management
         Item 13.   Certain Relationships and Related Transactions

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                     PART I

ITEM 1.  BUSINESS

         (A) GENERAL DEVELOPMENT OF BUSINESS

         BACKGROUND OF COMPANY

         Trident Automotive plc ("Trident" or the "Company") is leading international Tier 1 designer and manufacturer of cable assemblies for the global automotive industry. Trident is also a supplier of lighting products for the North American automotive industry. Trident supplies the world's leading automotive OEMs and its products are used in substantially all of the top selling vehicle models produced worldwide. Through its six design and manufacturing facilities located in the United States, Canada, the United Kingdom, France and Brazil and its existing strategic relationships with Japanese cable manufacturers, Trident has an established international presence to meet OEMs' global sourcing requirements.

         Trident has supplied a variety of automotive components to OEMs since the 1920's. Trident's primary focus is on the design and manufacture of parking brake and manual transmission shifter cable assemblies. During the nine months ended December 31, 1998, approximately 73% of Trident's revenues were derived from sales of parking brake cable assemblies. Trident supplies substantially all of the parking brake cable assemblies used by DaimlerChrysler and is a significant supplier to Ford and General Motors. In Europe, where sales of vehicles with manual transmissions predominate, Trident has focused on the production of manual transmission shifter cable assemblies. This market is growing rapidly as a result of a movement by OEMs to replace linked rods in manual transmissions with cable assemblies. Trident also manufactures a wide variety of other automotive cable products in the domestic and international automotive markets, including accelerator and speed control cable assemblies. Trident also manufactures automotive lighting products. In the twelve months ended December 31, 1997, approximately 72% of Trident's total sales was derived from cable assemblies and approximately 28% was derived from lighting and other products.

         Effective December 31, 1998, the Company changed its fiscal year end from March 31, 1998 to December 31, 1998. Accordingly, all general references to years relate to fiscal years unless otherwise noted.

         INDUSTRY TRENDS

         Trident's performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry, the growth of system sourcing and the increase in global sourcing.

       - SUPPLIER CONSOLIDATION. OEMs have significantly consolidated their supplier bases to reduce costs and accelerate new platform development. OEMs evaluate suppliers on the basis of product quality, cost, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of production facilities and overall management. The European supplier base is currently larger and more fragmented than the North American base and is believed by Trident's management to be in an earlier stage of consolidation.

       - SYSTEM SOURCING. OEMs increasingly are seeking suppliers capable of providing complete automotive systems rather than suppliers that produce only individual components of a system. By outsourcing complete systems, OEMs can reduce their costs associated with the design and integration of different components and improve quality by requiring suppliers to assemble and test major portions of the vehicle prior to beginning production.

       - GLOBAL SOURCING. Regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next several years. OEMs are positioning themselves to reach these markets in a cost effective manner by designing "world cars" that can be produced and sold in different geographic markets, thereby allowing OEMs to reduce design costs and take full advantage of low-cost manufacturing locations. Consequently, OEMs are seeking suppliers whose design and production facilities parallel their own.

         COMPANY STRENGTHS

         Trident believes it is well-positioned to capitalize on opportunities presented by current industry trends as a result of the following competitive strengths:

         LEADING AUTOMOTIVE CABLE SUPPLIER; FOCUS ON HIGH VALUE ADDED SECTORS. Trident is a Tier 1 supplier to automotive OEMs and its products are used in substantially all of the top selling vehicle models produced worldwide. Trident is a significant supplier to DaimlerChrysler, Ford and General Motors. In Europe, where sales of vehicles with manual transmissions predominate, Trident has focused on the production of manual transmission shift cable assemblies. As a result of worldwide market consolidation, Trident believes that it is a leading worldwide suppliers of cable assemblies for clutch, accelerator, cruise control and automatic transmissions.

         STRONG CUSTOMER FOCUS. Trident works closely with OEMs, particularly during the product design stage, to develop products that are tailored to their requirements. Its customer orientation has earned Trident a reputation for timely delivery, responsive customer service and high quality products at competitive prices. Trident's global presence enables it to work closely with its customers to identify business opportunities and respond to their needs.

         PRODUCT EXCELLENCE. Trident applies extensive experience in product development and manufacturing process improvements to develop and manufacture reliable, high quality products. Trident has received citations for quality from Ford, General Motors, DamilerChrysler, Peugeot, Renault and Nissan, including Ford Q-1 in North America, General Motors "Target for Excellence" in North America, Chrysler Gold PentaStar "Quality Excellence" and "A" rating at Peugeot and Renault. The Company has attained QS-9000 qualification, the quality rating system most recently adopted by the automotive industry.

         DIVERSIFIED REVENUE SOURCES. Trident's revenues are diversified in terms of its customer base, geographic scope, product mix and model type. No single customer accounted for more than 25% of total Company revenues in fiscal 1998. Trident secures multi-year contracts with its OEM customers that match model production life (typically three to seven years), providing predictable revenues based on OEM demand. Once a manufacturer has been designated to supply components for a new program (provided competitive pricing and quality are maintained), an OEM will generally continue to purchase those components from the designated producer for the life of the platform. Approximately 73% of 1998 revenues was derived from sales of cable assemblies and approximately 27% of 1998 revenues from sales of lighting and other products.

         GLOBAL DESIGN AND MANUFACTURING CAPABILITY. Trident has an established international presence through its six major design and manufacturing facilities located in the United States, Canada, the United Kingdom, France and Brazil and its existing strategic relationships with

Japanese cable manufacturers. Trident believes that its established international presence is a distinct competitive advantage, since it can efficiently meet OEMs' global sourcing requirements due to its geographic proximity to the OEMs' engineering and manufacturing facilities. Moreover, the size and scope of its cable operations create economies of scale in sales, manufacturing, engineering, purchasing and distribution needed to maintain price competitiveness.

         BUSINESS STRATEGY

         Trident's strategy, which is designed to capitalize on its competitive strengths and to position it for further global growth through both strategic combinations and internal development, consists of the following components:

         MAINTAIN LEADERSHIP IN QUALITY AND CUSTOMER CONFIDENCE. Trident employs advanced design, manufacturing and testing technologies and intends to continue investing in product development and continuous manufacturing process improvements to maintain high levels of product quality and customer confidence. Trident's cable products have earned numerous customer quality awards, and management believes that its products are among the highest quality in the industry. Trident believes that its commitment to product excellence and customer relations will be an important competitive advantage as the industry continues to consolidate.

         CAPITALIZE ON GLOBAL DESIGN AND MANUFACTURING CAPABILITIES. Management believes that the Latin American and Far Eastern markets will experience high growth in automobile production over the next several years. Trident believes that its existing global manufacturing capabilities and strong relationships with international OEMs will enable it to capitalize on these and similar opportunities.

         STRATEGIC RELATIONSHIPS

         Trident, having been acquired by Dura Automotive Systems, Inc. (Dura) on April 30, 1998, has formed a strategic relationship with other suppliers of automotive cable-related products throughout the world in order to increase sales on a global basis and provide Trident with access to new markets and complementary product offerings.

         THE CHUO LICENSING AGREEMENT. On April 26, 1995, the Company signed a non-exclusive licensing agreement with Chuo Spring Limited ("Chuo") of Japan for a term of ten years. Pursuant to this licensing agreement, Trident manufactures cable assemblies of Chuo's design for Toyota Carinas produced in the United Kingdom, for which Chuo receives quarterly royalty payments.

         CUSTOMERS

         Trident has a diverse customer base that includes DaimlerChrysler, General Motors, Ford, Honda, Volkswagen, Peugeot, Toyota, Renault, Nissan and BMW. The following table lists each of Trident's customers that accounted for a significant portion of sales in each of the past three fiscal years and the percentage of consolidated revenues attributed to such customers.


                                                                        Nine
                                       YEAR ENDED MARCH 31,         Months Ended
                                       1996           1997         DEC. 31, 1998
                                       ----           ----         -------------
                 CUSTOMER
                 --------
         DaimlerChrysler                29%             25%              19
         General Motors                 12              15               17
         Ford                           12              14               16
         Honda                           6               6                5
         Volkswagen                      7               6                4
         Peugeot                         5               6                7
         Toyota                          4               4                5
         Renault                         3               3                5
         Other                          22              21               22
                                    -------         -------           ------
                                       100%            100%             100%
                                    -------         -------           ------
                                    -------         -------           ------


         Most of Trident's contracts with OEMs have terms which correspond to model production life (generally three to seven years) and are awarded two to three years prior to the start of production of such model. Consequently, Trident is required to bid for contracts on a continuous basis in order to maintain stable revenues. Trident is not dependent on sales from a single model and, thus, will not be materially adversely affected by the loss of any single model. In addition, some of Trident's agreements with OEMs provide for annual price reductions, typically 2% to 3%. To date, Trident has been able to meet these price reductions and maintain its margins through cost reductions and by requiring its suppliers to offer similar price reductions.

         PRODUCTS

         Trident's principal products include cable assemblies used in parking brake and manual transmission shifter systems, clutch, accelerator and speed control cable assemblies and other automotive applications. Trident also manufactures lighting products, decorative trim, fasteners and other cosmetic components. The following table summarizes Trident's relative sales by product category for the following periods:


                                                                Percentage of Total Sales
                                                       --------------------------------------------
                                                        Year Ended March 31,           Nine Months
                                                       -------------------------         Ended
                                                       1996                1997       Dec. 31, 1998
                                                       ----                ----       -------------
Parking brake cable assemblies                          27%                 31%            36%
Clutch cable assemblies                                  9                  10              9
Transmission shifter cable assemblies                    8                   8             12
Other cable products                                    21                  20             16
Lighting, handles and fasteners                         35                  31             27
                                                       ----                ----           ----
  Total                                                100%                100%           100%
                                                       ----                ----           ----
                                                       ----                ----           ----


         DESIGN AND ENGINEERING

         Trident believes that engineering service and support are key factors in successfully obtaining new business. Trident utilizes customer-dedicated platform teams, which have full design, development, test and commercial responsibility under the operational control of a single manager. In addition, cross-functional teams are established for each new program to ensure proper management from program conception through product launch. Trident continually applies advanced technological developments to update its manufacturing process and products with customers often included in the product development teams.

         MANUFACTURING

         CABLE ASSEMBLIES. Cable assemblies are manufactured using a variety of processes, including plastic injection molding, polymer extrusion, stranding, flat wire coiling and zinc die-casting. The strand portion of the assembly is made by forming wire purchased from outside sources into contra-twisted layers on wire bunching machines. Corrosion resistance is achieved through the combination of a highly specialized strand design and the application of a polymer coating. The conduit portion of the cable is produced by coiling wire around an extruded polymer liner. The conduit is then finished with an extruded polymer in order to provide further corrosion resistance, durability and efficiency. Finally, the finished cable is assembled with customized fittings some of which are purchased from outside vendors, using a highly efficient work cell assembly process.

         LIGHTING. Headlamps and tail lamp housings are manufactured through injection molding of a variety of resins on molding machines of various sizes and types. The interior of the housings are then coated and at times vacuum metalized to obtain the proper reflective qualities. Lenses are added to the housings on a semi-automated production line.

         OEMs have established quality rating systems involving rigorous inspections of suppliers' facilities and operations. The OEMs' factory rating programs provide a quantitative measure of a company's success in improving the quality of its operations. The QS-9000 award, the quality rating system most recently adopted by the automotive industry, was designed by OEMs to measure the quality of products and manufacturing systems. All of the Company's manufacturing facilities are QS-9000 certified. Each facility is required to be QS-9000 certified in order to maintain Tier 1 status.

         SUPPLIERS AND RAW MATERIALS

         The principal raw materials used by Trident include (i) metal wire (generally steel) and resin (for protective coating) in cable production and
(ii) resins and lighting components in lighting production. Trident coordinates global sourcing of raw materials through a single location to acquire quality materials at competitive prices. Trident employs just-in-time manufacturing and sourcing systems, enabling it to meet customer requirements for faster deliveries while minimizing the need to carry significant inventory levels. For certain raw materials, Trident is dependent on certain suppliers as its sole source. However, Trident has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

         COMPETITION

         The automotive component supply industry is highly competitive. Many of these competitors have substantially greater financial and other resources and lower costs of funds than Trident and its parent, Dura, and may offer other products which are not provided by Trident. Providers of automotive components, such as Trident, have traditionally competed on the basis of cost, service, engineering excellence and strong customer relationships.

         In recent years, the total number of Trident's competitors has decreased due to ongoing supplier consolidation by the OEMs. In the non-parking brake automotive cable market, the Company's principal North American competitor is Teleflex Incorporated ("Teleflex"). Principal competitors of the Company in Europe include, Sila SpA, Ficosa International, S.A. and Kuster Espana S.A. Principal competitors of Trident in the North American lighting business include Delphi Interior and Lighting Systems (a division of General Motors), Visteon Automotive Systems (a subsidiary of Ford), I.I. Stanley, North American Lighting, Inc., and Osram Sylvania, Inc.

         Trident principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a manufacturer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated manufacturer for the life of the program, although not necessarily upon a redesign of the program. Competitive factors in the market for Trident's products include the ability to provide a complete cable system, product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service.

         EMPLOYEES

         As of December 31, 1998, Trident had 2,371 employees, including 1,514 in North America, 711 in Europe and 146 in Brazil. 2,064 are hourly employees and 307 are salaried personnel. Trident's employees at its U.S. operations are not unionized. 689 of Trident's hourly employees at its Canadian, United Kingdom and Brazilian operations are unionized.

         Trident is a party to a collective bargaining agreement, which expires in 2000, with respect to hourly workers at the Dominion Controls division in Ontario. Trident has entered into a Wages and Conditions Agreement with the A.E.E.U. and trade Union governing the hours of work and rates of pay for employees at the Stourport-on-Severn, U.K. facility. Similarly, in Brazil, Trident is a party to a collective bargaining agreement providing tenure rights for certain employees.

         In France, employment agreements for blue collar workers and for white collar employees below management level are generally collectively negotiated between the national association (with respect to white collar employees) or regional associations (with respect to blue collar employees) of the companies within a particular industry and the respective unions. Certain of Trident's workers at its French facilities are subject to nationally negotiated employment agreements in the metallurgy industry. Employees at its French facilities and German facility are represented by works councils. In Germany, the works council and management have entered into a bargaining agreement regarding overtime wages.

         Management believes its relationship with its employees is good. Trident has not experienced any material work interruptions resulting from labor disputes with its employees.

         (B) SAFE HARBOR PROVISIONS

         Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

       - RELIANCE ON MAJOR CUSTOMERS. Trident's three largest customers, DaimlerChrysler, GM and Ford, represented approximately 19%, 17% and 16%, respectively, of Trident's 1998 revenues. The loss of DaimlerChrysler, Ford, GM or any of Trident's other significant customers could have a material adverse effect on Trident.

       - INDUSTRY CYCLICALITY AND SEASONALITY. The automotive market is highly cyclical and is dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact Trident.

       - FAILURE TO OBTAIN BUSINESS RELATED TO NEW AND REDESIGNED MODEL INTRODUCTIONS. The failure of Trident to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect Trident.

       - PRODUCT LIABILITY EXPOSURE. Trident faces an inherent business risk of exposure to product liability claims in the event that the failure of its products result in personal injury or death, and there can be no assurance that Trident will not experience material product liability losses in the future.


ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning Trident's principal facilities:


                                                                      Approximate
                    Location                                         Square Footage         Owned/Leased
-------------------------------------------                          --------------         ------------
Kentwood, Michigan, U.S.                                                 870,000               Leased
Stratford, Ontario, Canada                                               250,000(1)             Owned
Milan, Tennessee, U.S.                                                   152,000                Owned
Stourport-on-Severn, U.K.                                                100,000                Owned
Stourport-on-Severn, U.K.                                                 85,000                Owned
Lechlade, U.K.                                                             7,700                Owned
Le Mans, FR                                                              120,000               Leased
Evry, FR                                                                  12,000                Owned
Cluses, FR                                                                10,000               Leased
Melun, FR                                                                  9,000               Leased
Sao Paulo, Brazil                                                        108,000              75% Owned


---------------------------------------------------------------
(1) The facility consists of approximately 100,000 square feet occupied by Trident for its production facilities, approximately 65,400 square feet leased to unaffiliated third parties and approximately 84,600 square feet of warehouse space.

ITEM 3.  LEGAL PROCEEDINGS

         Trident faces an inherent business risk of exposure to product liability claims in the event that the failure of its products results in personal injury or death, and there can be no assurance that it will not experience any material product liability losses in the future. In addition, if any of the products Trident has designed prove to be defective, it may be required to participate in a recall involving such products.

         From time to time, in the ordinary course of our business, the Company receives notice from a customer that a product may not be properly functioning. In March 1999, the Company was notified by Ford of its decision to institute a recall of certain of its vehicles, including Explorers, Mountaineers, Rangers, Mustangs and F-Series pickups, relating to the speed control cable. Ford has reported that certain of such vehicles could be equipped with a speed control cable that could interfere with the speed control pulley and thus result in a "stuck" throttle. Ford has notified the Company that as many as 945,000 vehicles could be affected. Based upon tests and investigations to date, the Company does not believe that its products are responsible for the problems associated with the speed control unit. The Company is working with Ford to resolve this matter and does not believe that the ultimate cost of resolution will have a material adverse effect on the Company's results of operations and financial condition. It is possible that such manufacturers will seek contribution from the Company with respect to the costs they incur if recalls are undertaken or for costs associated with possible repairs. Based upon the information available to date, the Company does not expect any of these matters either individually or collectively to result in payments that will have a material effect on the Company's results of operations and financial position.

         ENVIRONMENTAL MATTERS

         Like similar companies, the Company's operations and properties are subject to extensive environmental laws. Inherent in manufacturing operations and the Company's real estate ownership and occupancy activities is the risk of environmental liabilities as a result of both current and past operations, which liabilities cannot be predicted with certainty. The Company has incurred and will continue to incur costs associated with environmental laws in its business. As is the case with manufacturers in general, if a release of hazardous materials occurs, or has occurred, on the Company's properties or at any off-site disposal or treatment facility used by the Company or its predecessors, the Company may be held strictly, jointly and severally liable for investigation or response costs or natural resource damages under Superfund. While the Company devotes resources to ensuring that its operations are conducted in a manner which reduces such risks, the amount of such liability could be material.

         In connection with the acquisition of Trident from FKI Industries ("FKI"), Phase I environmental assessments were performed at the Company's major facilities. The Phase I environmental assessments performed at the Kentwood, Michigan facility leased by Trident from FKI, indicated that this facility has chromium contamination of soil and groundwater, that is believed to have resulted from leakage from plastic plating operations in the 1970s. FKI has been performing remediation of chromium contamination in site groundwater under the supervision of the Michigan Department of Environmental Quality and is proposing to install an expanded and upgraded groundwater containment system at the Kentwood facility. Remedial activities associated with the chromium contamination have been ongoing for approximately 15 years, and it is anticipated that such activities will continue.

         Under the terms of the Kentwood lease, FKI will be responsible for capital expenditures for certain agreed improvements to the groundwater containment system and Trident will pay the annual costs of operating and monitoring that system. In addition, the Kentwood lease provides that FKI will be solely responsible for the costs of remediation for any contamination by all hazardous substances that FKI caused. Trident, in turn, will be solely responsible for the costs of remediation for any contamination by all hazardous substances that it causes subsequent to its acquisition by Dura. However, if it cannot be determined whether FKI or Trident caused such contamination, Trident and FKI will jointly share such remediation costs as follows: (i) during the first five years of the Kentwood lease, Trident will pay 20% of such costs and
(ii) such percentage will increase to 38% in the sixth year, 41% in the seventh year, 44% in the eighth year, 47% in the ninth year and 50% in the tenth and any subsequent year of the Kentwood lease. The Kentwood lease provides that Trident's remediation responsibility for such joint remedial efforts will be capped at $3.0 million for the first seven and one-half years and $5.0 million for the balance of the lease term. FKI will indemnify Trident for such joint remediation costs in excess of these caps.

         With the exception of the Kentwood facility, the Phase I environmental assessments conducted in connection with the acquisition of Trident from FKI did not reveal environmental matters involving actual or potential liabilities that Trident believes are reasonably likely to be material to the Company. Under the terms of the acquisition, in addition to the indemnification and other provisions contained in the Kentwood lease, FKI has agreed to indemnify Trident for any liabilities related to pre-closing disposal of hazardous materials at certain identified off-site locations by the Kentwood facility and for certain potential environmental liabilities at the Stratford, Ontario, facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

         There were no matters submitted to a vote of stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data for Trident presented below for, and as of the eight-month period ended December 31, 1998, the one-month period ended April 30, 1998 and each of the years in the four-year period ended March 31, 1998, is derived from Trident's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements at December 31, 1998 and March 31, 1998 and for each of the one-month period ended April 30, 1998 and the eight-month period ended December 31, 1998 and the report of independent public accountants thereon are included elsewhere in this report. The remaining consolidated financial statements are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Trident's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.



                                                                                            TRIDENT
                                                 FKI PREDECESSOR (1)                      PREDECESSOR (1)        COMPANY
                               ---------------------------------------------------------- ----------------    -------------
                                                YEARS ENDED MARCH 31,                     ONE-MONTH PERIOD     EIGHT-MONTH
                               ---------------------------------------------------------- ENDED APRIL 30,     PERIOD ENDED
                                  1995          1996            1997          1998             1998           DEC. 31, 1998
                                  ----          ----            ----          ----             ----           -------------
STATEMENT OF OPERATIONS DATA:
Revenues                       $   297,139    $   288,054     $   297,884    $  297,545      $  26,475        $  187,526
Cost of sales                      247,586        239,034         246,810       248,055         26,184           151,302
S, G & A expense                    33,804         31,689          31,563        33,363          4,009            14,314
Amortization expense                    --             --              --           152            389             4,236
Operating income (loss)             14,932         13,943          19,379        15,975         (4,107)           17,674
Interest (income) expense, net      (1,313)          (793)           (259)        3,939            952             7,703
Provision (benefit) for
  income taxes                       5,319          6,100           8,157         5,304           (656)            4,084
Net income (loss)                    9,684          8,201          11,757         5,708         (2,931)            5,876


                                     March 31,    December 31,
                                       1998          1998
                                   -----------   -------------
BALANCE SHEET DATA:
Working capital                    $   22,526    $    6,219
Total assets                          258,830       382,973
Long-term debt, net                   126,300       136,799
Stockholders' investment               39,105       100,308


(1) On December 12, 1997, Trident acquired the operations of the Automotive Group of FKI and on April 30, 1998, Dura Ltd. acquired Trident. Accordingly, certain information provided for the year ended March 31, 1998 and the one-month period ended April 30, 1998, is not comparable to the Statement of Operations data for the eight-month period ended December 31, 1998 of the Company due to the effects of purchase accounting and the financing of the acquisitions. See Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion and analysis of the results of operations and financial condition compares the combined nine-month period ended December 31, 1998 to the combined nine-month period ended December 31, 1997 and the combined fiscal year ended March 31, 1998 of Trident to the historical fiscal year ended March 31, 1997 of the Automotive Group of FKI. The pro forma period ended December 31, 1998 consists of the Trident Predecessor for the one-month period ended April 30, 1998 combined with the results of the Company for the eight-month period ended December 31, 1998. The combined nine-month period ended December 31, 1997 is made up of the historical period under FKI ownership from April 1, 1997 to December 12, 1997, combined with the period under the Trident Predecessor's ownership from December 13, 1997 to December 31, 1997. The combined period ended March 31, 1998 is made up of the historical period under FKI ownership, from April 1, 1997 to December 12, 1997, combined with the results of the Company for the period from December 13, 1997 to March 31, 1998. See Note 1 to the Consolidated Financial Statements for information relating to the acquisition of the net assets of the FKI Automotive Group on December 12, 1997 and the subsequent acquisition of the Company by Dura Automotive Systems
(UK) Ltd. on April 30, 1998.


                               NINE-MONTH PERIOD ENDED DECEMBER 31,   TWELVE-MONTH PERIOD ENDED MARCH 31,
                               ------------------------------------   -----------------------------------
                                       1997           1998                  1997             1998
                                       ----           ----                  ----             ----
STATEMENT OF OPERATIONS DATA:
Revenues                           $  219,465     $  214,001           $   297,884       $  297,545
Cost of sales                         183,725        177,486               246,810          248,055
S, G & A expense                       25,092         22,948                31,563           33,515
Operating income (loss)                10,648         13,567                19,379           15,975
Interest (income) expense, net           (509)         8,656                  (259)           3,939
Provision (benefit) for
  income taxes                          4,721          2,428                 8,157            5,304
Net income (loss)                       5,339          2,945                11,757            5,708


COMBINED NINE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO COMBINED NINE-MONTH PERIOD ENDED DECEMBER 31, 1997

         SALES. Consolidated net sales decreased $5.5 million for the nine-month period ended December 31, 1998 to $214.0 million from $219.5 million for the nine-month period ended December 31, 1997. This decrease was essentially attributable to the balancing out of certain forward lighting programs. In addition, revenues were reduced by $2.4 million as a result of changes in foreign currency exchange rates.

         GROSS PROFIT. Gross profit increased $0.8 million for the nine-month period ended December 31, 1998 to $36.5 million, or 17.1% of revenues, from $35.7 million, or 16.3% of revenues for the nine-month period ended December 31, 1997. This increase in gross profit was attributable to improved efficiency being realized due to the reorganization instituted related to the Trident acquisition and the subsequent Dura acquisition.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine-month period ended December 31, 1998 decreased by $5.9 million. This decrease is attributable to the savings being realized by combining Dura's and Trident's selling and administrative functions.

         AMORTIZATION EXPENSE. Amortization expense was $4.6 million for the nine-month period ended December 31, 1998. The expense represents amortization of goodwill and other intangibles that were recorded in connection with the FKI acquisition and the Dura acquisition. There was no amortization expense for the nine-month period ended December 31, 1997.

         INTEREST EXPENSE. Interest expense, net of interest income, was $8.7 million for the nine-month period ended December 31, 1998. This interest results from borrowings used to finance the FKI Acquisition and Dura Acquisition.

         PROVISION FOR INCOME TAXES. The effective income tax rate was 46% for the nine-month period ended December 31, 1998 and the nine-month period ended December 31, 1997. The effective rates differed from the statutory rates as a result of state income taxes, foreign income taxes and the effects of non-deductible goodwill amortization.

COMBINED TWELVE-MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO HISTORICAL TWELVE-MONTH PERIOD ENDED MARCH 31, 1997

         SALES. Consolidated net sales decreased slightly, by $0.4 million, for the twelve-month period ended March 31, 1998 to $297.5 million from $297.9 million for the twelve-month period ending March 31, 1997. International net sales for the same period increased $1.0 million. Sales for this period increased $12.9 million as a result of new contracts and $18.5 million because of increased unit sales under existing contracts, of which $3.2 million and $10.2 million, respectively, were from international operations. Net sales of subsidiaries, classified under the Company's Notes as Restricted Subsidiaries, for the 1998 fiscal year were approximately 80% of total consolidated net sales, an increase of approximately 3% over the previous year.

         New contracts included parking brake cable assemblies for General Motors, clutch cable assemblies for Peugeot, door handle assemblies for the Honda LS and the manual and automatic transmission shift cables for the new Mercedes A Class vehicle. Unit volume increases from existing contracts resulted from (i) the effect of a full twelve months of sales of manual transmission shift cable assemblies for the Ford Mondeo, (ii) unit volume increases from lighting products on the Toyota Camry, and (iii) speedometer cables for the European market. Offsetting these increases were sales reductions (of which $2.0 million were attributable to the Company's international operations) attributable to a decline in Chrysler forward lighting sales, a volume reduction in parking brake cable assemblies and phasing out of the Honda CY door handle assemblies. Unfavorable foreign currency fluctuations reduced sales a further $9.5 million.

         GROSS PROFIT. Total gross profit decreased $1.6 million for the twelve-month period ended March 31, 1998 to $49.5 million from $51.1 million for the twelve-month period ending March 31, 1997. Margin improvements in the North American brake cable and European cable operations, principally attributable to a reduction in labor expenses, improved manufacturing efficiencies and volume increases. These improvements were offset by start-up costs incurred at the Kentwood facility during the most recent six months on two Tier II painting contracts and one Tier I door handle contract, and production problems at the Blytheville cable facility. A review is in process at the Kentwood facility to identify corrective actions and a decision has been made, subsequent to March 31, 1998, to close the Blytheville facility. Closure of this facility is not expected to have a significant effect on the Company's financial position or results of operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the twelve-month period ended March 31, 1998 increased $1.8 million. This increase is due to start up costs associated with the acquisition of FKI plc's Automotive Group, amortization of intangibles recorded in connection with that transaction and increased spending incurred in connection with Trident's QS-9000 certification program.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES. Net cash provided by operating activities was $6.2 million for the period from inception (September 19, 1997) to March 31, 1998, $3.3 million for the one-month period ended April 30, 1998 and $(11.7) million for the eight-month period ended December 31, 1998.

         INVESTING AND FINANCING. On December 31, 1998, the Company had indebtedness of $143.8 million, including $81.2 million of Senior Subordinated Notes and $62.7 million of indebtedness under the credit facility.

         The Senior Subordinated Notes (the "Notes") bear interest at 10% and are due in December 2005. Interest is payable semi-annually on June 15th and December 15th. The Notes are generally unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company. The indenture restricts, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, sell preferred stock and pay dividends. The Company's payment obligations under the Notes are jointly and severally guaranteed on a senior subordinated basis by certain of the Company's subsidiaries (collectively, the "Guarantors"). There are currently no restrictions on the ability of the Guarantors to make distributions to the Company. See Note 6 to the Consolidated Financial Statements for a further description of the indenture.

         The Company's credit facility provides for borrowing of up to $105.0 million, consisting of (i) a $50.0 million term loan which has scheduled repayments beginning in March 1999 and a final maturity in 2003, (ii) a $25.0 million revolving credit facility with a final maturity in 2003 and (iii) a $30.0 million acquisition facility, the unused portion of which expires in December 2000, with all drawn amounts subject to scheduled repayments beginning thereafter and a final maturity in 2003. The revolving credit facility is used to fund working capital and for general corporate purposes. The acquisition facility may be drawn in the event that the Company makes acquisitions for cash consideration. The credit facility is secured by all assets of the Company and certain of its subsidiaries and contains restrictive covenants which limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens and other encumbrances, make certain payments and investments, sell or otherwise dispose of assets or merge or consolidate with another entity. In addition, the credit facility also requires maintenance of certain financial ratios. See Note 6 to the Consolidated Financial Statements for a further description of this facility.

YEAR 2000

         Trident is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Any of its programs that have time-sensitive software may recognize "00" as the year 1900 rather than the year 2000. This could result in miscalculations, classification errors or systems failures.

         While Trident's various operations are at different stages of Year 2000 readiness, Trident has completed its global compliance review. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its systems.

         Trident's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. The remediation may include repair, replacement, or upgrading, of specific systems and components, with priorities based on a business risk assessment. The Company expects that remediation activities for its internal systems will be completed during second quarter of 1999, and contingency plans, as needed, before the end of the year.

         The most reasonable likely worst case scenario that the Company currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that Trident needs to make its products, which could result in delayed shipments to customers and lost sales and profits to the Company. Trident has completed an assessment of its critical suppliers and has developed contingency plans to address the risks that have been identified. These plans include resourcing materials or building inventory banks. The Company has aggressively addressed this issue with all major suppliers and believe that contingency plans are in place.

         The Company has spent approximately $200,000 on Year 2000 activities to date and anticipates that it will incur additional future costs not to exceed $400,000 in total in addressing Year 2000 issues.

         The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified computer personnel and the Year 2000 responses of third parties) are beyond its control. Therefore, there can be no assurances that it will not incur material remediation costs beyond the above anticipated future costs, or that its business, financial condition, or results of operations will be not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Trident is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Trident does not enter into derivatives or other financial instruments for trading or speculative purposes.

         Trident manages it interest rate risk by balancing the amount of fixed and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1998, Trident had fixed rate debt of $81.2 million and variable rate debt of $ 62.7 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at December 31, 1998 by approximately $4 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $627,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Trident are hereby incorporated by reference to Exhibit 99.1.

THE FINANCIAL STATEMENTS OF THE AUTOMOTIVE GROUP OF FKI (FKI PREDECESSOR) FOR THE PERIOD ENDED MARCH 31, 1997 AND 1996 INCLUDED IN THE FORM 10-K OF TRIDENT AUTOMOTIVE PLC FOR THE YEAR ENDED MARCH 31, 1998 ARE HEREBY INCORPORATED BY REFERENCE INTO THIS FORM 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

       A. DIRECTORS OF THE REGISTRANT

         The following sets forth information with respect to Trident's directors as of December 31, 1998:

         KARL F. STORRIE has served as Director of Trident since April 1998. In addition, Mr. Storrie has served as President, Chief Executive Officer and a Director of Dura since March 1991. Prior to joining Dura and from 1986, Mr. Storrie was Group President of a number of aerospace manufacturing companies owned by Coltec Industries, a multi-divisional public corporation. Prior to becoming a Group President, Mr. Storrie was a Division President of two aerospace design and manufacturing companies for Coltec Industries from 1981 to 1986. During his thirty-five year career, Mr. Storrie has held a variety of positions in technical and operations management. Mr. Storrie is also a director of Argo-Tech Corporation, a manufacturer of aircraft fuel, boost and transfer pumps.

         DAVID R. BOVEE has served as a Director of Trident since April 1998. In addition, Mr. Bovee has served as Vice President of Dura since November 1990 and Chief Financial Officer of Dura from November 1990 to May 1997. Mr. Bovee also serves as Assistant Secretary for Dura. Prior to joining Dura, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990.

         STEPHEN E.K. GRAHAM has served as a Director of Trident since April 1998. In addition, Mr. Graham has served as Vice President and Chief Financial Officer since joining Dura in June 1997. From 1996 to May 1997, Mr. Graham was Chief Financial Officer of Cambridge Industries, Inc., a North American supplier of components to the automotive industry. From 1994 to 1996, Mr. Graham was Chief Financial officer of Truck Components, Inc., a supplier of components to the automotive and heavy truck industry. From 1989 to 1994, Mr. Graham held several positions with Magna International, Inc., an automotive component supplier.

         BERNARD P. TWYMAN has served as a Director and Secretary of Trident since April 1998. In addition, Mr. Twyman has served as Financial Controller of Dura UK Limited, Stourport, UK since April 1998 and under previous ownership between January 1992 and 1998. A chartered management accountant, Mr. Twyman held finance positions with TI Group Plc and Delta Group Plc prior to 1992.

         B. EXECUTIVE OFFICERS

         Not applicable.

         C. SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Trident's officers, directors and persons who beneficially own more than ten percent of a registered class of Trident's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent beneficial owners are also required by rules promulgated by the SEC to furnish Trident with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to Trident, or written representations that no Form 5 filings were required, Trident believes that during the period from April 30, 1998 through December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the outstanding capital stock of the Registrant is held by Dura UK Limited.

         As of December 31, 1998, the Registrant had 50,000 Ordinary Shares of (pound)1 each and 17,000,000 Ordinary Shares of $1 each outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 12 above.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

         (a) Index to Consolidated Financial Statements filed as part of this Form 10-K

           PERIODS ENDED DECEMBER 31, 1998 AND MARCH 31, 1998

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998

         Consolidated Statements of Operations for the eight-month period ended December 31, 1998, the one-month period ended April 30, 1998, and the period from inception (September 19, 1997) to March 31, 1998

         Consolidated Statements of Shareholders' Equity for the eight-month period ended December 31, 1998, the one-month period ended April 30, 1998, and the period from inception (September 19, 1997) to March 31, 1998

         Consolidated Statements of Cash Flows for the eight-month period ended December 31, 1998, the one-month period ended April 30, 1998, and the period from inception (September 19, 1997) to March 31, 1998

         Notes to Consolidated Financial Statements

         Supplemental Schedule to Consolidated Financial Statements: Schedule II
         - Valuation and Qualifying Accounts

         All other schedules are omitted as the required information is applicable or the information is presented in the consolidated financial statements or related notes.


         (b) Reports on Form 8-K

                  Not applicable to this filing.

         (c) Exhibits

             23.1 Consent of Arthur Andersen LLP

             27.1 Financial Data Schedule

             99.1 Consolidated Financial Statements and Supplemental Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIDENT AUTOMOTIVE PLC

Date:  April 14, 1999                   By /s/ KARL F. STORRIE
                                          -------------------------------------
                                          Karl F. Storrie, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                 DATE
---------                                   -----                 ----
/S/ KARL F. STORRIE                         Director         April 14, 1999
------------------------------------
Karl F. Storrie

/S/ DAVID R. BOVEE                          Director         April 14, 1999
------------------------------------
David R. Bovee

/S/ STEPHEN E.K. GRAHAM                     Director         April 14, 1999
------------------------------------
Stephen E.K. Graham

/S/ BERNARD P. TWYMAN                       Director and     April 14, 1999
------------------------------------        Secretary
Bernard P. Twyman