Form 10-Q
period 1999-03-31
TRIDENT AUTOMOTIVE PLC
filed 1999-05-17
CIK 1053616

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

                  Yes  X                                 No
                      ---                                   ---

All of the outstanding capital stock of the Registrant is held by Dura UK
Limited.

As of March 31, 1999, the Registrant had 50,000 Ordinary Shares of (pound)1 each and 17,000,000 Ordinary Shares of $1 each outstanding.

ITEM 1 - FINANCIAL INFORMATION

                   TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS - UNAUDITED)

                                                                                      FKI
                                                         COMPANY                  PREDECESSOR
                                                         -------                  -----------
                                                   Three months ended         Three months ended
                                                     March 31, 1999             March 31, 1998
                                                     --------------             --------------
Revenues                                                $ 56,691                     $ 86,342
Cost of sales                                             46,562                       71,295
                                                        --------                     --------
        Gross profit                                      10,129                       15,047
Selling, general and administrative expenses               3,767                        8,737
Amortization expense                                       1,621                        1,171
                                                        --------                     --------
        Operating income                                   4,741                        5,139

Interest expense, net                                     (2,624)                      (3,613)
Exchange gain (loss)                                         321                         (922)
Other income                                                 135                           24
                                                        --------                     --------
        Income before provision for income taxes           2,573                          628
Provision for income taxes                                 1,029                          505
                                                        --------                     --------

        Net income                                      $  1,544                     $    123
                                                        --------                     --------
                                                        --------                     --------

         The accompanying notes are an integral part of these condensed consolidated statements.

                   TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                               (IN THOUSANDS)

                                                                          March 31,            December 31,
                             Assets                                          1999                  1998
------------------------------------------------------------------           ----                  ----
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                          $      5,860            $      8,368
       Accounts receivable, net                                                 47,479                  55,735
       Inventories                                                              14,380                  15,758
       Other current assets                                                     23,393                  21,281
                                                                          ------------            ------------
             Total current assets                                               91,112                 101,142
                                                                          ------------            ------------

Property, plant and equipment, net                                              53,466                  57,332

Goodwill, net                                                                  213,617                 215,425

Other assets, net                                                               11,240                   9,074
                                                                          ------------            ------------

                                                                          $    369,435            $    382,973
                                                                          ------------            ------------
                                                                          ------------            ------------

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Current portion of long-term debt                                  $         59            $      7,059
       Accounts payable                                                         29,597                  33,796
       Accrued expenses                                                         49,781                  54,068
                                                                          ------------            ------------
             Total current liabilities                                          79,437                  94,923
                                                                          ------------            ------------

Noncurrent liabilities:
     Long-term debt, less current portion                                      140,621                 136,799
     Accrued pension and other postretirement liabilities                       12,654                  12,957
     Other noncurrent liabilities                                               38,240                  37,200
                                                                          ------------            ------------
             Total liabilities                                                 270,952                 281,879
                                                                          ------------            ------------

Minority interest in subsidiary company                                             --                     786

Stockholder's investment:
       Common stock -- Sterling ordinary shares                                     85                      85
       Common stock -- U.S. dollar ordinary shares                              17,000                  17,000
       Additional paid-in capital                                               78,157                  78,157
       Retained earnings                                                         7,420                   5,876
       Accumulated other comprehensive income --
         cumulative translation adjustment                                      (4,179)                   (810)
                                                                          ------------            ------------
             Total stockholder's investment                                     98,483                 100,308
                                                                          ------------            ------------
                                                                          $    369,435            $    382,973
                                                                          ------------            ------------
                                                                          ------------            ------------

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS - UNAUDITED)

                                                                                                     FKI
                                                                           COMPANY               PREDECESSOR
                                                                           -------               -----------
                                                                         Three months           Three months
                                                                        Ended March 31,        Ended March 31,
                                                                             1999                   1998
                                                                             ----                   ----
OPERATING ACTIVITIES:
  Net income                                                             $    1,544             $       123
  Adjustments to reconcile net income to net
    cash provided by operating activities--
      Depreciation and amortization                                           3,731                   3,547
      Exchange (gain) loss                                                     (321)                    922
      Minority interest                                                          --                     (24)
      Changes in other operating items                                       (1,902)                  1,646
                                                                         ----------             -----------
        Net cash provided by operating activities                             3,052                   6,214

INVESTING ACTIVITIES:
  Capital disposals (expenditures), net                                         467                  (7,786)
  Purchase of minority interest                                              (1,508)                     --
  Purchase of Predecessor, net                                                   --               (155,490)
                                                                         ----------             -----------
       Net cash used in investing activities                                 (1,041)               (163,276)
                                                                         ----------             -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                       --                  75,000
  Proceeds from borrowings under credit facility                             72,332                  57,763
  Repayment of debt                                                         (75,518)                 (4,963)
  Receipt of capital from Investor Group                                         --                  42,585
  Equity fees paid to affiliates of Investor Group                               --                  (1,500)
                                                                         ----------             -----------

       Net cash provided by (used in) financing activities                   (3,186)                168,885
                                                                         ----------             -----------

EFFECT OF EXCHANGE RATES ON CASH                                             (1,333)                   (408)
                                                                         ----------             -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (2,508)                 11,415

CASH AND CASH EQUIVALENTS, beginning of period                                8,368                      --
                                                                         ----------             -----------

CASH AND CASH EQUIVALENTS, end of period                                 $    5,860             $    11,415
                                                                         ----------             -----------
                                                                         ----------             -----------

         The accompanying notes are an integral part of these condensed consolidated statements.

                    TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared by Trident Automotive plc (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

     Revenues and operating results for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

2. The Company, incorporated in the United Kingdom, and its subsidiaries were formed on September 19, 1997 to acquire the net assets of the FKI Automotive Group from FKI plc (the "FKI Acquisition"). The FKI Acquisition occurred on December 12, 1997. The aggregate purchase price, including transaction costs, was approximately $170 million. The FKI Acquisition was financed with $42.5 million in equity contributions, $75 million in proceeds from a private placement of the Company's 10% Senior Subordinated Notes due 2005 (the "Notes") and borrowings under a $105 million secured credit facility.

     On April 30, 1998, Dura UK, Ltd. ("Dura Ltd.") acquired the Company. Dura Ltd. is a wholly owned subsidiary of Dura Automotive Systems, Inc., a Delaware corporation, which is a leading designer and manufacturer of driver control systems, engineered mechanical components and cable-related systems for the global automotive industry.

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

     The FKI and Dura Acquisitions were accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill and is being amortized over 40 years. The assets acquired and liabilities have been recorded based upon preliminary estimates of fair value as of the dates of acquisition. The Company does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates will be reflected as an adjustment to goodwill. Additional purchase liabilities recorded in conjunction with these acquisitions included approximately $44 million for costs associated with the shutdown and consolidation of certain acquired facilities and $15 million for associated severance and other related costs. At March 31, 1999, liabilities for approximately $29.5 million for costs associated with the shutdown and consolidation of certain acquired facilities and $12.5 million in severance costs are recorded on the condensed consolidated balance sheet. No additional reserves were recorded during the first quarter of 1999. Results of operations for these acquisitions have been included in the accompanying condensed consolidated financial statements since the dates of acquisition.

     Included in these reserves are amounts associated with businesses to be exited in conjunction with the acquisition by Dura. The accompanying consolidated statements of operations include revenues and operating income from these businesses as follows (in thousands):

                                                           Period Ended
                                               ------------------------------------
                                               March 31, 1999        March 31, 1998
                                               --------------        --------------
    Revenues                                      $  8,650              $  23,912
    Operating income                              $    136              $   1,164

     These dispositions are anticipated to be completed by the end of the second quarter of 1999.

3. Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventories consisted of the following (in thousands):

                                                              March 31,             December 31,
                                                                1999                   1998
                                                                ----                   ----
               Finished products                              $   4,341              $  5,797
               Work-in-process                                    2,267                 3,470
               Raw materials                                      7,772                 6,491
                                                              ---------              --------
                 Total                                        $  14,380              $ 15,758
                                                              ---------              --------
                                                              ---------              --------

4. Long-term debt consisted of the following (in thousands):

                                                              March 31,             December 31,
                                                                1999                   1998
                                                                ----                   ----
               Bank Credit Agreement:
                   Term loan                                  $  38,264              $ 43,500
                   Revolving credit facility                     21,203                18,894
               Capital leases                                       279                   314
               Notes, due 2005                                   80,934                81,150
                                                              ---------              --------
                                                                140,680               143,858
               Less - current portion                               (59)               (7,059)
                                                              ---------              --------

                 Total long-term debt                       $   140,621              $136,799
                                                              ---------              --------
                                                              ---------              --------

     On March 23, 1999, Dura and the Company entered into a an amended and restated $1.15 billion credit agreement (the "Credit Agreement"). The Credit Agreement provides Dura and the Company with a $275 million tranche A term loan, a $275 million tranche B term loan, a $400 million revolving credit facility and a $200 million interim term loan which was repaid on April 23, 1999. As it relates to the Company, the Credit Agreement provides the Company with a term loan and a $55.0 million revolving credit facility, has a term of five years and borrowings bear interest at the lenders reference rate or the

     Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 5.25% to 8.28125% as of March 31, 1999. The Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Pursuant to the terms of the Credit Agreement, Dura and certain of its subsidiaries will provide guarantees and collateral to support obligations owing by the Company; but, so long as the Notes remain outstanding, neither the Company nor any of its subsidiaries have guaranteed any obligations that are not borrowed by the Company.

     Under the terms of the Credit Agreement, an event of default by Dura also causes an event of default for the Company. The Company and Dura were in compliance with the covenants as of March 31, 1999. The assets of the Company have been pledged as collateral to secure the borrowings of the Company under the Credit Agreement.

     The Credit Agreement provides the Company with the ability to denominate its credit borrowings in foreign currencies. As of March 31, 1999, $11.0 million of borrowings were denominated in US dollars, $5.7 million were denominated in British pound sterling and $4.5 million were denominated in Euro.

     The Notes, with a face value of $75 million, were issued on December 12, 1997, concurrent with the FKI Acquisition and are due in December 2005. Interest is payable semi-annually on June 15 and December 15 of each year. As further discussed in Note 7, the Notes are guaranteed by certain subsidiaries of the Company. The Notes were recorded at their fair value of $81.2 million as part of the Dura Acquisition. The premium in excess of face value is being amortized over the life of the Notes using the effective interest method.

5. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive loss was approximately $1.8 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively.

6. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133.

     During the first quarter of 1999, the Company adopted Financial Accounting Standards Board Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that start-up activities be expensed as incurred, versus capitalizing and expensing them over a period of time. The adoption of SOP 98-5 did not affect the Company's consolidated results of operations or the financial position of the Company.

7. Supplemental cash flow information (in thousands):

                                                                              FKI
                                             COMPANY                      PREDECESSOR
                                             -------                      -----------
                                        Three Months Ended            Three Months Ended
                                            March 31,                      March 31,
                                              1999                           1998
                                              ----                           ----
        Income taxes                         $   429                        $   510

        Interest                               2,362                          1,546

8. The following consolidating financial information presents balance sheet, statement of operations and cash flow information related to the Company's businesses. Each Guarantor is a direct or indirect wholly-owned subsidiary of Trident Automotive plc and has fully and unconditionally guaranteed, on a joint and several basis, the Notes. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because management believes that such information is not material.

                   TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
              CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 1999
                                (IN THOUSANDS)

                                                                                         Non-
                                                           Trident       Guarantor     Guarantor
                                                        Automotive plc   Companies     Companies    Eliminations   Consolidated
                                                        --------------   ---------     ---------    ------------   ------------
                        Assets
------------------------------------------------------
Current assets:
     Cash and cash equivalents                             $     155      $   1,304     $  4,401     $       -      $    5,860
     Accounts receivable, net                                      -         30,554       16,925                        47,479
     Inventories                                                   -         11,195        3,185             -          14,380
     Due from affiliates                                         771         26,727          208       (27,706)              -
     Other current assets                                        105         18,865        4,423             -          23,393
                                                           -----------    ---------     --------     ---------      ----------
          Total current assets                                 1,031         88,645       29,142       (27,706)         91,112
                                                           -----------    ---------     --------     ---------      ----------

Property, plant and equipment, net                                   -       45,393        8,073             -          53,466
Note receivable from subsidiaries                                    -       26,682            -       (26,682)              -
Goodwill, net                                                   74,456      119,190       24,747        (4,776)        213,617
Other assets, net                                              170,306       15,248        1,578      (175,892)         11,240
                                                           -----------    ---------     --------     ---------      ----------

                                                           $   245,793    $ 295,158     $ 63,540     $(235,056)     $  369,435
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

       Liabilities and Stockholders' Investment

------------------------------------------------------
Current liabilities:
     Current portion of long-term debt                     $         -    $      16     $     43     $       -      $       59
     Accounts payable                                                -       19,208       10,389             -          29,597
     Accrued expenses                                            2,659       39,928        7,227           (33)         49,781
     Due to affiliates                                          25,929          216        1,528       (27,673)              -
                                                           -----------    ---------     --------     ---------      ----------
          Total current liabilities                             28,588       59,368       19,187       (27,706)         79,437
                                                           -----------    ---------     --------     ---------      ----------
Non-current liabilities:
     Long-term debt, less current portion                      122,198       18,209          214             -         140,621
     Note payable to Parent                                     (3,476)         610       29,548       (26,682)              -
     Accrued pension and other postretirement
       liabilities                                                   -       11,665          989             -          12,654
     Other noncurrent liabilities                                    -       35,854        2,386             -          38,240
                                                           -----------    ---------     --------     ---------      ----------
          Total liabilities                                    147,310      125,706       52,324       (54,388)        270,952
                                                           -----------    ---------     --------     ---------      ----------

Minority interest in subsidiary company                              -            -            -            -                -

Stockholders' investment                                        98,483      169,452       11,216      (180,668)         98,483
                                                           -----------    ---------     --------     ---------      ----------

                                                           $   245,793    $ 295,158     $ 63,540     $(235,056)     $  369,435
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

                   TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
       CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                MARCH 31, 1999
                                (IN THOUSANDS)

                                                                                         Non-
                                                           Trident       Guarantor     Guarantor
                                                        Automotive plc   Companies     Companies    Eliminations   Consolidated
                                                        --------------   ---------     ---------    ------------   ------------
Revenues                                                   $         -    $  43,703     $ 13,103     $    (115)     $   56,691

Cost of sales                                                        -       35,836       10,841          (115)         46,562
                                                           -----------    ---------     --------     ---------      ----------

          Gross profit                                               -        7,867        2,262             -          10,129

Selling, general and administrative expenses                         8        2,146        1,613             -           3,767

Amortization  expense                                              440          946          235             -           1,621
                                                           -----------    ---------     --------     ---------      ----------

          Operating income (loss)                                 (448)       4,775          414             -           4,741

Interest expense                                                (2,361)        (278)         (37)            -          (2,676)
Interest expense-intercompany                                        -       (2,545)        (536)        3,081               -
Interest income                                                      -           35           17             -              52
Interest income - intercompany                                       -        3,032           49        (3,081)              -
Exchange gain (loss)                                               543          (60)          14             -             497
Equity in net income (loss) of subsidiaries                      2,917         (207)           -        (2,710)              -
Other income (expense)                                               -         (101)          60             -             (41)
                                                           -----------    ---------     --------     ---------      ----------

          Net income (loss) before provision for
            income  taxes                                          651        4,651          (19)       (2,710)          2,573

Provision (benefit) for income taxes                              (893)       1,734          188             -           1,029
                                                           -----------    ---------     --------     ---------      ----------

          Net income (loss)                                $     1,544    $   2,917     $   (207)    $  (2,710)     $    1,544
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

                  TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
      CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                MARCH 31, 1999
                                (IN THOUSANDS)

                                                                                         Non-
                                                           Trident       Guarantor     Guarantor
                                                        Automotive plc   Companies     Companies    Eliminations   Consolidated
                                                        --------------   ---------     ---------    ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)                                          $     1,544    $   2,917     $   (207)    $  (2,710)     $    1,544
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities-
         Depreciation and amortization                             440        2,729          562             -           3,731
         Exchange (gain) loss                                     (543)         236          (14)            -            (321)
         Due to/from affiliates                                 10,831       (8,759)         495        (2,567)              -
         Changes in other operating items                       (2,569)         140       (2,183)        2,710          (1,902)
                                                           -----------    ---------     --------     ---------      ----------

           Net cash provided by (used in) operating
             activities                                          9,703       (2,737)      (1,347)       (2,567)          3,052
                                                           -----------    ---------     --------     ---------      ----------

INVESTING ACTIVITIES:
   Capital disposals (expenditures), net                             -          871         (404)            -             467
   Purchase of minority interest                                     -       (2,000)         492             -          (1,508)
                                                           -----------    ---------     --------     ---------      ----------

           Net cash provided by (used in)
             investing activities                                    -       (1,129)          88             -          (1,041)
                                                           -----------    ---------     --------     ---------      ----------

FINANCING ACTIVITIES:
   Proceeds from borrowings under credit facility               44,807       27,525            -             -          72,332
   Repayment of debt                                           (51,259)     (24,238)         (21)            -         (75,518)
                                                           -----------    ---------     --------     ---------      ----------

           Net cash provided by (used in) financing
             activities                                         (6,452)       3,287          (21)            -          (3,186)
                                                           -----------    ---------     --------     ---------      ----------

EFFECT OF EXCHANGE RATES ON CASH                                (3,368)         163         (695)        2,567          (1,333)
                                                           -----------    ---------     --------     ---------      ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (117)        (416)      (1,975)            -          (2,508)

CASH AND CASH EQUIVALENTS, beginning of period                     272        1,719        6,377             -           8,368
                                                           -----------    ---------     --------     ---------      ----------

CASH AND CASH EQUIVALENTS, end of period                   $       155    $   1,303     $  4,402     $       -      $    5,860
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

                   TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
                CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 1998
                                (IN THOUSANDS)

                                                                                         Non-
                                                           Trident       Guarantor     Guarantor
                                                        Automotive plc   Companies     Companies    Eliminations   Consolidated
                                                        --------------   ---------     ---------    ------------   ------------
                        ASSETS
Current Assets:
     Cash and cash equivalents                             $       272    $   1,719     $  6,377     $      --      $    8,368
     Accounts receivable, net                                       --       40,217       15,518            --          55,735
     Inventories                                                    --       12,265        3,493            --          15,758
     Due from affiliates                                           649       18,708          707       (20,064)             --
     Other current assets                                           --       16,995        4,286            --          21,281
                                                           -----------    ---------     --------     ---------      ----------
          Total current assets                                     921       89,904       30,381       (20,064)        101,142

Property, Plant and Equipment, net                                  --       48,223        9,109            --          57,332
Note Receivable From Subsidiaries                                   --       27,032           --       (27,032)             --
Deferred Financing Costs                                            --           --           --            --              --
Investment in Subsidiaries                                     163,815       12,145           --      (175,960)             --
Goodwill, net                                                   74,896      119,542       25,763        (4,776)        215,425
Other Assets, net                                                4,236        3,368        1,470            --           9,074
                                                           -----------    ---------     --------     ---------      ----------
                                                              $243,868    $ 300,214     $ 66,723     $(227,832)     $  382,973
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
     Current portion of long-term debt                     $     7,059    $      --     $     --     $      --      $    7,059
     Accounts payable                                               --       22,878       10,918            --          33,796
     Accrued expenses                                            1,903       44,859        7,316           (10)         54,068
     Due to affiliates                                          18,344          351        1,359       (20,054)             --
                                                           -----------    ---------     --------     ---------      ----------
          Total current liabilities                             27,306       68,088       19,593       (20,064)         94,923
                                                           -----------    ---------     --------     ---------      ----------
Non-Current Liabilities:
     Long-term debt, less current portion                      121,650       14,923          226            --         136,799
     Note payable to Parent                                     (3,476)         649       31,495       (28,668)             --
     Accrued pension and other postretirement
       liabilities                                                  --       11,891        1,066            --          12,957
     Other noncurrent liabilities                                   --       34,767        2,433            --          37,200
                                                           -----------    ---------     --------     ---------      ----------
          Total liabilities                                    145,480      130,318       54,813       (48,732)        281,879
                                                           -----------    ---------     --------     ---------      ----------
Minority Interest in Subsidiary Company                             --           --          786            --             786

Stockholders' Investment                                        98,388      169,896       11,124      (179,100)        100,308
                                                           -----------    ---------     --------     ---------      ----------

                                                           $   243,868    $ 300,214     $ 66,723     $(227,832)     $  382,973
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

                   TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
          CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                             ENDED MARCH 31, 1998
                                (IN THOUSANDS)

                                                                                         Non-
                                                           Trident       Guarantor     Guarantor
                                                        Automotive plc   Companies     Companies    Eliminations   Consolidated
                                                        --------------   ---------     ---------    ------------   ------------
Revenues                                                   $         -    $  69,293     $ 17,755     $    (706)     $   86,342

Cost of sales                                                        -       57,249       14,752          (706)         71,295
                                                           -----------    ---------     --------     ---------      ----------

          Gross profit                                               -       12,044        3,003             -          15,047

Selling, general and administrative expenses                        22        6,329        2,386             -           8,737

Amortization expense                                               301          727          143             -           1,171
                                                           -----------    ---------     --------     ---------      ----------

          Operating income                                        (323)       4,988          474             -           5,139

Interest expense                                                 3,748        3,611          799        (4,340)          3,818
Interest income                                                 (2,481)      (1,932)        (132)        4,340            (205)
Exchange loss                                                        -            1          921             -             922
Other income                                                    (1,188)         792          (24)          396             (24)
                                                           -----------    ---------     --------     ---------      ----------

          Income before provision for income taxes                (402)       2,516       (1,090)         (396)            628

Provision for income taxes                                        (525)       1,328         (298)            -             505
                                                           -----------    ---------     --------     ---------      ----------

          Net income (loss)                                $       123    $   1,188     $   (792)    $    (396)     $      123
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

                    TRIDENT AUTOMOTIVE PLC AND SUBSIDIARIES
          CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                            ENDED MARCH 31, 1998
                               (IN THOUSANDS)

                                                                                         Non-
                                                           Trident       Guarantor     Guarantor
                                                        Automotive plc   Companies     Companies    Eliminations   Consolidated
                                                        --------------   ---------     ---------    ------------   ------------
OPERATING ACTIVITIES:
Net income (loss)                                          $       123    $   1,188     $   (792)    $    (396)     $      123
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities-
        Depreciation and amortization                              301        2,364          882            --           3,547
        (Income) loss from investment subsidiaries              (1,188)         792           --           396              --
        Exchange gain                                               --            1          921            --             922
        Minority interest                                           --           --          (24)           --             (24)
        Changes in other operating items                        (6,304)       6,763        1,134            53           1,646
                                                           -----------    ---------     --------     ---------      ----------
          Net cash provided by (used in) operating
            activities                                          (7,068)      11,108        2,121            53           6,214
                                                           -----------    ---------     --------     ---------      ----------

INVESTING ACTIVITIES:
   Capital expenditures, net                                        --       (6,279)      (1,507)           --          (7,786)
   Purchase of Predecessor, net of cash acquired                (3,315)    (118,321)     (33,854)           --        (155,490)
   Investment in subsidiaries                                  (42,508)     (15,897)          --        58,405              --
                                                           -----------    ---------     --------     ---------      ----------
         Net cash provided by (used in) investing
           activities                                          (45,823)    (140,497)     (35,361)       58,405        (163,276)
                                                           -----------    ---------     --------     ---------      ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                    125,000           --           --            --         125,000
   Proceeds from borrowings on revolving credit facility         7,263          500           --            --           7,763
   Payments on revolving credit facility                        (4,463)        (500)          --            --          (4,963)
   Receipt of capital from Investor Group                       42,585           --           --            --          42,585
   Equity fees paid to affiliates of Investor Group             (1,500)          --           --            --          (1,500)
   Notes (issued to subsidiary) received from parent          (115,699)      91,983       23,716            --              --
   Payments received (made) on intercompany notes                   --        1,435       (1,435)           --              --
   Equity contribution from parent                                  --       42,500       15,905       (58,405)             --
                                                           -----------    ---------     --------     ---------      ----------

         Net cash provided by (used in) financing
           activities                                           53,186      135,918       38,186       (58,405)        168,885
                                                           -----------    ---------     --------     ---------      ----------

EFFECT OF EXCHANGE RATES ON CASH                                    --         (229)        (126)          (53)           (408)
                                                           -----------    ---------     --------     ---------      ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            295        6,300        4,820            --          11,415

CASH AND CASH EQUIVALENTS, beginning of period                      --           --           --            --              --
                                                           -----------    ---------     --------     ---------      ----------

CASH AND CASH EQUIVALENTS, end of period                   $       295    $   6,300     $  4,820     $      --      $   11,415
                                                           -----------    ---------     --------     ---------      ----------
                                                           -----------    ---------     --------     ---------      ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES -- Revenues decreased by $29.6 million for the three months ended March 31, 1999 to $56.7 million from $86.3 million in 1998. This decrease was primarily attributable to: $18 million from the divestiture of certain product lines; $7.8 million from plant consolidations resulting in the transfer of production to other Dura facilities; $1.4 from the market slowdown in Brazil. In addition, revenues were reduced by $1.1 million as a result of changes in foreign currency exchange rates.

GROSS PROFIT -- Total gross profit decreased by $4.9 million for the three months ended March 31, 1999 to $10.1 million from $15.0 million for the three months ended March 31, 1998. This decrease in gross profit was a direct result of the sales declines described above. Improved efficiencies being realized from plant reorganizations increased the gross margin from 17.4% in 1998 to 17.9% in 1999.

S, G & A EXPENSES -- Selling, general and administrative expenses decreased by $4.9 million for the three months ended March 31, 1999 to $3.8 million from $8.7 million the three months ended March 31, 1998. This decrease is the result of the divestiture of certain product lines and reduced headcount.

AMORTIZATION EXPENSE -- Amortization expense was $1.6 million for the three months ended March 31, 1999, an increase of $0.4 million over 1998 due to increased goodwill amortization as a result of the acquisition by Dura on April 30, 1998. The expense represents amortization of goodwill and other intangibles that were recorded in connection with the FKI Acquisition and the Dura Acquisition.

INTEREST EXPENSE -- Interest expense, net of interest income, was $2.6 million for the three months ended March 31, 1999, a reduction of $1.0 million from 1998 due to lower effective interest rates on borrowings. This interest results from borrowings used to finance the FKI Acquisition and Dura Acquisition.

PROVISION FOR INCOME TAXES -- The effective income tax rate was 40% for the three months ended March 31, 1999. The effective rates differed from the statutory rates as a result of state income taxes, foreign income taxes and the effects of certain non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company generated cash from operations of $5.0 million, before the effects of changes in other operating items, compared to $4.6 million in 1998.

On March 23, 1999, Dura and the Company entered into a an amended and amended and restated $1.15 billion credit agreement (the "Credit Agreement"). The Credit Agreement provides Dura and the Company with a $275 million tranche A term loan, a $275 million tranche B term loan, a $400 million revolving credit facility and a $200 million interim term loan which was repaid on April 23, 1999. As it relates to the Company, the Credit Agreement provides the Company with a term loan and a $55.0 million revolving credit facility, has a term of five years and borrowings bear interest at the lenders reference rate or the Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 5.25% to 8.28125% as of March 31, 1999. The
Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Pursuant to the terms of the Credit Agreement, Dura and certain of its subsidiaries will provide guarantees and collateral to support obligations owing by the Company; but, so long as the Notes remain outstanding, neither the Company nor any of its subsidiaries have guaranteed any obligations that are not borrowed by the Company. Under the terms of the Credit Agreement, an event of default by Dura also causes an event of default for the Company. The Company and Dura were in compliance with the covenants as of March 31, 1999. The assets of the Company have been pledged as collateral to secure the borrowings of the Company under the credit facility.

The Company believes borrowing availability under its credit facility, together with funds generated by the Company's operations, will provide sufficient liquidity and capital resources for working capital, capital expenditures and other needs through fiscal 1999.

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

A significant portion of the Company's assets are also based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of shareholders' equity. Accordingly, the Company's consolidated shareholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

The Company's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency, however, the Company may, from time to time, engage in hedging programs intended to reduce its exposure to currency fluctuations. The Company has no hedges currently outstanding.

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

While the Company's various operations are at different stages of Year 2000 readiness, the Company has completed its global compliance review. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its systems.

The Company's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. The remediation may include repair, replacement or upgrading of specific systems and components, with priorities based on a business risk assessment. The Company expects that remediation activities for its internal systems will be completed during the second quarter of 1999, and contingency plans, as needed, before the end of the year.

The most likely worst case scenario that the Company currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits for the Company. The Company has completed an assessment of its critical suppliers and has developed contingency plans to address the risks that have been identified. These plans include resourcing materials or building inventory banks. The Company has aggressively addressed this issue with all major suppliers and believes that contingency plans are in place.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133.

During the first quarter of 1999, the Company adopted Financial Accounting Standards Board Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that start-up activities be expensed as incurred, versus capitalizing and expensing them over a period of time. The adoption of SOP 98-5 did not affect the Company's consolidated results of operations or the financial position of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Trident is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Trident does not enter into derivatives or other financial instruments for trading or speculative purposes.

Trident manages it interest rate risk by balancing the amount of fixed and variable rate debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of foreign currency risk.

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

                                       TRIDENT AUTOMOTIVE PLC

Date:  May 17, 1999                    By /s/ Stephen E.K. Graham
                                          ------------------------------------
                                          Stephen E.K. Graham
                                          Secretary